Form 10-Q
period 1995-03-31
CPT HOLDINGS INC
filed 1995-05-15
CIK 25360

- --------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q






X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the ------ quarterly period ended: March 31, 1995

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-7462

                               CPT HOLDINGS, INC.

             (Exact name of registrant as specified in its charter)


                              Minnesota 41-0972129
         (State of Incorporation) (I.R.S. Employer Identification No.)


                           1430 Broadway, 13th Floor
                         New York, New York 10018 10018
               (Address of principal executive office) (Zip code)



       Registrant's telephone number, including area code: (212)382-1313


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities
 Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No ___





As of May 1, 1995, 1,510,084 shares of Common Stock were issued and outstanding

- ----------------------------------------------------------------------------

                               CPT HOLDINGS, INC.

                                     INDEX


                                                                              Page
                                                                             Number
I.      FINANCIAL INFORMATION


        Item 1. Consolidated Financial Statements

         Consolidated Statements of Operations (Unaudited):
         Three Months and Nine Months Ended March 31, 1995 and
         March 31,  1994                                                      3

         Consolidated Balance Sheets (Unaudited)
         March 31, 1995 and June 30, 1994                                     4

         Consolidated Statements of Cash Flows (Unaudited):
         Three Months and Nine Months Ended March 31, 1995 and
         March 31, 1994                                                       5

         Notes to Unaudited Consolidated Financial Statements                 6

     Item 2.  Management's  Discussion and Analysis of Results of Operations and
              Financial                                                       9
                          Condition

II.     OTHER INFORMATION

        Item 1.  Legal Proceedings                                           10

        Item 2.  Changes in Securities                                       10


        Item 3.  Defaults upon Senior Securities                             10

        Item 4.  Submission of Matters to a Vote of Security Holders         10


        Item 5.  Other Information                                           10

        Item 6.  Exhibits and Reports on Form 8-K                            10

        Signatures                                                           11



                         PART 1. FINANCIAL INFORMATION


ITEM 1:  Financial Statements

                      CPT HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                (dollars in thousands, except per share amounts)


                                                          Three Months Ended                 Nine Months Ended
                                                                March  31,                       March  31,
                                                          1995            1994               1995         1994
                                                          ----            ----               ----         ----
                                                              (as restated, See Note 2)           (as restated, See Note 2)
Net sales                                               $1,626           $1,596            $4,509        $4,063
Cost of sales                                            1,210            1,095             3,406         2,884
                                                         -----            -----             -----         -----
Gross profit                                               416              501             1,103         1,179

Operating expenses:
Selling, general and administrative                        265              573               867         1,183
Interest expense                                            25                3               102            18
Minority interest                                                            31                73            95
Other income-net                                            (1)             (67)               (5)         (192)
                                                        -------         --------           -------         -----

Total operating expenses                                   289              540             1,037         1,104
                                                         -----              ---             -----         -----

Income (loss) before income taxes                          127              (39)               66            75

Provision for income taxes                                  10               32                72           111
                                                        ------          -------           -------        ------

Income (loss) from continuing operations                   117              (71)               (6)          (36)

Income (loss) from discontinued operations                                 (171)            1,577          (871)
                                                       -------             -----            -----          ----

Net income (loss)                                       $  117          $  (242)           $1,571        $ (907)
                                                        ======          ========           ======        =======

      Income (loss) per share:
      From continuing operations                        $ 0.08          $ (0.05)          $    -        $ (0.02)
      From discontinued operations                                        (0.11)             1.04         (0.58)
                                                      --------            ------             ----         ------

             Total income (loss) per share              $ 0.08           $(0.16)           $ 1.04       $ (0.60)
                                                        ======           =======           ======       ========

Weighted average common shares outstanding            1,510,084       1,510,084        1,510,084      1,510,084


See notes to unaudited consolidated financial statements







                      CPT HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                (dollars in thousands, except per share amounts)

                                                                       March  31,        June 30,
                                                                        1995               1994
ASSETS
Cash                                                                    $    175         $    294
Receivables - net of allowances                                              649            2,211
Inventories                                                                  734            2,445
Other current assets                                                           7               95
                                                                      ----------          -------

     Total current assets                                                  1,565           5,045

Goodwill, net                                                              1,577           1,648
Notes receivable                                                                             186
Property, plant and equipment, net                                           362           1,552
Other                                                                        200
                                                                        --------
     Total assets                                                        $ 3,704        $  8,431
                                                                         =======        ========
LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
     Note payable                                                     $      150        $     150
     Current portion of long-term obligations                              3,168            4,195
     Accounts payable                                                      2,651            3,186
     Accrued liabilities                                                   1,117            1,277
     Accrued loss on sale of assets                                                         3,049
                                                                     -----------          -------

     Total current liabilities                                             7,086           11,857
                                                                        --------           ------

Long-term obligations                                                        900            2,500

Minority interest                                                            269              196

Redeemable preferred stock-authorized and
     issued 3,500 shares of $100 par value each                              350              350

Common shareholders' equity:
     Common stock authorized 30,000,000 shares
     of $.05 par value each, 1,510,084 shares
     issued and outstanding                                                   76               76

     Capital in excess of par value                                        4,368            4,368
     Accumulated deficit                                                  (9,345)         (10,916)
                                                                          -------          ------

     Total common shareholders' deficit                                   (4,901)          (6,472)
                                                                          -------          -------

TOTAL LIABILITIES AND COMMON
SHAREHOLDERS' EQUITY                                                  $    3,704       $    8,431
                                                                         =======          =======

See notes to unaudited consolidated financial statements


                      CPT HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (dollars in thousands)


                                                          Three Months Ended           Nine Months Ended
                                                               March 31,                   March  31,
                                                          1995            1994         1995         1994
                                                          ----            ----         ----         ----
                                                      (as Restated, See Note 2)             (as Restated, See Note 2)


Cash flows from operating activities:
Income (loss):
     From continuing operations                        $    117       $    (71)         $      (6)    $    (36)
     From discontinued operations                                         (171)             1,577         (871)
                                                        -------           -----             -----         -----
Net loss                                                    117           (242)             1,571         (907)
Adjustments to reconcile net loss to net cash
  provided (used) by operations:
  Minority interest in earnings of subsidiaries                            (13)                73         (140)
  Depreciation and amortization                              33            151                197          451
    Gain from sale of Hupp Assets                                                          (1,577)
Change in current assets and liabilities,
   net of the effects from the sale of Hupp Assets :
     Decrease in receivables                               (132)          (594)             1,276          359
     (Increase)decrease in inventory                        (18)           109                180          571
     (Increase)decrease in other current assets              51            (27)               (92)          34
     (Increase)decrease in other assets                    (150)                             (200)
     Increase (decrease) in accounts payable and
       accrued expenses                                     200            130               (226)       (1034)
     Decrease in other current liabilities                                                   (552)
                                                         ------        -------           --------
Cash provided (used) by operating activities                101           (486)               650         (666)
                                                            ---           -----           -------       -------

Cash flows from investing activities:
     Proceeds from sale of Hupp Assets                                                      1,934
     Capital expenditures                                   (13)           (32)               (25)         (88)
     Collections on notes receivable                                        17                              54
                                                         ------          -----            -------       ------
Cash provided (used) by investing activities                (13)           (15)             1,909          (34)
                                                       ---------    -----------             -----       -------

Cash flows from financing activities:
     Payments on long term obligations                                                      2,678
Borrowings from banks                                                      494                             695
                                                                           ---          ---------          ---
Cash provided (used) by financing activities                               494             (2,678)         695
                                                                           ---             -------         ---

Net increase (decrease) in cash                              88             (7)              (119)          (5)

Cash:
     Beginning of period                                     87             66                294           64
                                                          -----          -----             ------        -----

     End of period                                     $    175      $      59           $    175    $      59
     --- -- ------                                        =====         ======              =====       ======


See notes to unaudited consolidated financial statements

                      CPT HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared on the basis of generally accepted accounting principles and, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results for the year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1994.


2.   Discontinued Operations

     During the fourth quarter of fiscal 1994, the Company chose to discontinue Hupp Industries, Inc.'s ("Hupp") air conditioning operations involving the manufacture and sale of mini-split and SCAV commercial air conditioning units. This decision resulted from the Company's inability to earn an adequate gross profit on this segment of its business, coupled with a lack of market acceptance for the Company's new SCAV product line.

     Additionally, as a result of the expiration of a forbearance agreement with Hupp's secured lender on July 15, 1994 and the inability to renegotiate an extension of the same, the lender exercised its right under the Credit and Security Agreement and held a third party secured sale of substantially all of Hupp's assets on October 27, 1994. Proceeds from this sale approximated $1.9 million and an estimated loss from the October 27th secured party sale of assets of $3.05 million, which was reflected in discontinued operations, was recorded as of June 30, 1994. A realized loss of approximately $1.5 million resulted in recognition of a credit of $1.58 million at the time of sale. Subsequent to this sale, Hupp was left with virtually no assets from which to pay its remaining unsecured and under-secured obligations, including creditors from the previous Hupp bankruptcy case, which approximated $5.8 million at March 31, 1995. The consolidated statements of operations for the three and nine months ended March 31, 1994 have been restated to reflect separately the operating results of the discontinued operations. Results for Hupp for the three months ended September 30, 1994, included in the results for the nine months ended March 31, 1995, have also been restated to reflect separately the operating results of the discontinued operations.


3.   Inventories

     Inventories consisted of the following (in thousands):

                                                                                          March 31,       June 30,
                                                      1995             1994

      Raw materials                             $      217         $  1,506
                                                ----------         --------
      Work-in-process                                    0              239

      Finished goods                                   517              700
                                                  --------           ------
      Total                                     $      734         $  2,445
                                                   =======          =======


4.   LONG-TERM OBLIGATIONS

     Long-term obligations consisted of the following (in thousands):

                                                 March 31,        June 30,
                                                    1995            1994

      Payments to tax authorities             $     110         $    110
                                              ---------         --------
      Loan payable to financial institutions at
             prime plus 1.75%                       980            3,885
                                                    ---            -----
      Secured loan to investment co.                900              900
             at prime plus 2%

      Unsecured creditor claims                   2,078            1,800
      --------- -------- ------               ---------          -------
                                                  4,068            6,695
     Less: current portion of long-term           3,168            4,195
      obligations                             ---------          -------
                                              $     900         $  2,500
                                              =========         ========                                          -======== -=======


5.   Litigation and Contingencies

     On June 24, 1992, the Company won a judgment in U.S. Bankruptcy Court against Daewoo International (America), the Company's former landlord for office space in New York City, based on the Company's claim for damages due to its inability to sublet the office space. On July 15, 1992, a second amended judgment was entered correcting a mathematical error, and the judgment was increased to $864,000. This judgment was appealed by Daewoo International (America) in United States District Court and on February 23, 1993, the United States District Court reversed the U.S. Bankruptcy Court decision and awarded Daewoo $552,532. The Company appealed the District Court decision to the U.S. Court of Appeals. On April 4, 1994 the U.S. Court of Appeals issued its opinion reversing the decision of the United States District Court and remanding the matter to the District Court for purposes of amending the order to make clear that the judgement entered in favor of Daewoo represents Daewoo's allowed claim in the Company's bankruptcy and does not represent a monetary award to Daewoo. Daewoo's claim will be satisfied by the issuance of shares of the Company now held in escrow and will not result in any cash payment.

6.   Capital Stock

     All information regarding the Common Stock of CPT (including per share amounts) reflects a 1-for-11 reverse split of CPT's Class A Common Stock and Class B Common Stock effected on September 11, 1992, and a combination of the post-split Class A Common Stock and Class B Common Stock into Common Stock, which was effected on September 29, 1992. In addition, pursuant to an order of the U.S. Bankruptcy Court entered in October 1992, CPT issued an additional aggregate of 197,725 shares of common stock. All information regarding the Common Stock of CPT (including per share amounts) has been retroactively restated to reflect, as of the beginning of each period presented, the reverse split, the combination of the Class A and Class B Common Stock and the additional shares issued at the direction of the Bankruptcy Court. The shares outstanding, after giving effect to these events, total 1,510,084.

7.   Subsequent Event - Acquisition of Assets

     On April 6, 1995, J&L Acquisition Corp., a Delaware corporation ("JLA"), a newly incorporated, indirect, majority-owned subsidiary of the Company, acquired substantially all of the assets of J&L Structural, Inc. ("JLS") and Trailer Components, Inc. ("TCI"), Pennsylvania corporations based in Aliquippa, Pennsylvania, for $50 Million plus the assumption of certain liabilities which were satisfied at closing (the "Acquisition"). Simultaneously with the closing, JLA changed its name to J&L Structural, Inc. JLS is a nationwide independent producer of high quality lightweight structural steel shapes used primarily in the manufactured housing, truck trailer and highway safety systems industries. TCI provides secondary services to JLS. Current management of JLS will remain with JLA under long term employment agreements.

     As part of the Acquisition, the asset's of Brighton Electric Steel Casting Company ("Brighton"), an existing subsidiary of the Company and the direct parent of JLA, were contributed to JLA and Brighton changed its name to J & L Holdings, Inc.("JLH"). Prior to the closing of the Acquisition, Brighton redeemed its preferred stock from the holder thereof in consideration for the issuance by the Company of a Deferred Purchase Money Note in the approximate amount of $475,000, said amount equal to the stated value for the preferred stock and the accrued dividends thereon, bearing interest at 11 percent and due December 15, 2002.

     The purchase price and related expenses were funded as follows: (1) a $22 Million 6-year Senior Term Loan bearing interest at prime plus 2 percent and secured by a first lien on the assets of JLA; (2) $23 Million of Subordinated Secured Notes each bearing interest at 13 percent, secured by a junior lien on the assets of JLA and including a grant of warrants equal in the aggregate to 15.3 percent of the common stock ownership of JLA, subject to certain exercise restrictions; (3) a $15 Million Revolving Line of Credit provided by seniored secured lender and bearing interest at prime plus 1.5 percent having an initial term of 5 years followed by a 1 year right of renewal at the lender's discretion; (4) a capital contribution of approximately $2.5 Million by the shareholders of JLS in return for the issuance of common stock representing 19.8 percent of JLH, which was in turn contributed to JLA ; and (5) a $5 Million capital contribution from the Company to JLH which was, in turn, contributed by JLH to JLA.

     The $5 Million equity capital infusion from the Company was loaned to the Company by Trinity Investment Corp. as part of a larger borrowing in the approximate total amount of $ 6.7 Million (the "Credit Agreement"), the additional borrowings being used to retire the existing Variable Rate Debenture of the Company to Trinity in the amount of $ 900,000 dated February 5, 1993 and certain other short-term obligations of the Company plus accrued interest. The Credit Agreement is evidenced by a Debenture of the Company to Trinity bearing interest at the fixed rate of 13% per annum and due December 15, 2002. As additional consideration for the Credit Agreement, the Company granted Trinity Warrants to purchase up to 2,000,000 shares of the common stock of the Company at an exercise price of $ 1.00 per share.

Pro forma results of operations for the nine months ended March 31, 1995, and 1994, after giving effect to the Acquisition as if it had occurred at the beginning of each period, are as follows (in thousands, except per share amounts):


                                                                         1995           1994
                                                                        ------         ------
            Net sales                                                  $68,224        $52,615

            Loss before taxes and discontinued operations               (3,572)        (4,678)

            Net loss                                                    (1,995)        (5,549)
                                                                        -------        -------
            Income (loss) per share:
               From continuing operations                            $   (2.36)       $ (3.10)
               From discontinued operations                               1.04          (0.57)
                                                                         ------         ------
               Total                                                 $   (1.32)       $ (3.67)
                                                                       =========      =========





     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

CPT Holdings, Inc. ("CPT" or the "Company"), formerly known as CPT Corporation, adopted its current form as a holding company in accordance with its Amended Plan of Reorganization (the "Reorganization Plan") approved by the United States Bankruptcy Court (the "Bankruptcy Court"). A confirmation hearing on the Reorganization Plan was held on June 28, 1991, and the Reorganization Plan became effective as of July 23, 1991.

Brighton Electric Steel Castings Company's ("Brighton") net sales for the three and nine months ended March 31, 1995 totaled $1,626,000 and $4,509,000, respectively, representing increases of 1.9% and 11.0% over prior year's sales of $1,596,000 and $4,063,000 for the same respective periods. Gross profit decreased 17.0% and 6.4% to $416,000 and $1,103,000 for the three and nine months ended March 31, 1995, respectively, compared with gross profit of $501,000 and $1,179,000 for the same respective periods in the prior year. Gross profit rates, as a percent of sales, were 25.6%, 31.4%, 24.5% and 29.0% for the three and nine months ended March 31, 1995 and 1994, respectively. The decline in the gross profit rates resulted from a combination of product mix changes and raw material price increases that were absorbed by Brighton. Net income before taxes increased to $187,000 and $513,000 for the three and nine months ended March 31, 1995, respectively, representing increases of 23.0% and 9.1% over the $152,000 and $470,000 earned during the three and nine months ended March 31, 1994, respectively. The increases resulted from Brighton's ability to control selling, general and administrative expenses.

During the fourth quarter of the fiscal year ended June 30, 1994, Hupp Industries, Inc. ("Hupp"), the Company's other operating subsidiary, decided to discontinue the operation of its air conditioning segment. This decision resulted from Hupp's inability to earn an adequate gross profit on this segment of its business coupled with a lack of market acceptance for Hupp's new SCAV product line. Subsequently, during the first quarter of the fiscal year ending June 30, 1995, the Company attempted to renegotiate its forbearance agreement with its secured lender. The initial forbearance had expired July 15, 1994. On October 27, 1994, however, the secured lender chose to exercise its rights pursuant to the Credit and Security Agreement and held a secured party sale of the assets of Hupp to an unrelated party. For additional information, refer to Form 8-K filed November 4, 1994. As a result of the above described events, Hupp has been treated as a discontinued operation effective as of June 30, 1994. Where appropriate, financial statement information for prior periods has been restated to reclassify the results of discontinued operations separately after the results from continuing operations.


Comparison of three months and nine months ended March 31, 1995 with the three months and nine months ended March 31, 1994.

CPT's consolidated net sales on a year-to-date basis, which are comprised exclusively of Brighton sales, continue to improve from increased market share realized during fiscal 1994 due mainly from reduced competition. Gross profit as a percentage of sales has been negatively impacted by product mix changes and increased raw material costs. Selling, general and administrative expenses decreased 53.8% and 26.7% for the three and nine months ended March 31, 1995, respectively, compared to the same periods for fiscal 1994. This decrease resulted mainly from a reduction in independent consulting fees.

Other Income for the nine months ended March 31, 1994 of $192,000 resulted mainly from a refund of real estate taxes.

The consolidated statements of operations for the three and nine months ended March 31, 1994 have been restated to reflect separately the operating results of Hupp as a discontinued business.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow: Cash totaled $175,000 at the end of the third fiscal quarter compared with $294,000 as of June 30, 1994. Cash flow from operations totaled $101,000 and $650,000 for the three and nine months ended March 31, 1995, and compared favorably to the same periods in the prior fiscal year due mainly to the improvement in operating results and a significant reduction in liabilities at Hupp.

The proceeds from the sale of Hupp assets totaled $1,934,000 and together with the significant cash generated from liquidation of trade receivables allowed for repayments of bank debt of $2,678,000.

Liquidity:  As of March 31, 1995, the Company's unrestricted cash totaled
$175,000.


                          Part II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company is presently engaged in litigation related to its business activities. It is believed that the Company has meritorious defenses to such lawsuits and is defending itself in the ordinary course of business.


ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        As a part of its acquisition of Hupp Industries, Inc. ("Hupp"), Hupp entered into a Credit and Security Agreement with a bank which provided certain working capital as well as term financing. During the fiscal year ended June 30, 1994, Hupp experienced financial problems which caused it to be in default under the Credit and Security Agreement. After discussions with its senior lender, on February 21, 1994 Hupp and the bank entered into a Conditional Forbearance Agreement by which the bank agreed to forbear from declaring a default and accelerating the maturity of the balance due under the Credit and Security Agreement until July 15, 1994 and to defer certain required principal payments owed by Hupp under the Credit and Security Agreement.

Hupp's financial condition worsened and, as a consequence, on October 27, 1994 the bank exercised its rights under the Credit and Security Agreement to conduct a secured party sale of Hupp's assets to an unrelated third party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                 (a)  Exhibits:
                      Exhibit 27: Financial Data Schedule for 3rd Quarter 10-Q

                 (b) Reports on Form 8-K: Referenced to filing Form 8-K dated as of November 4, 1994.
                      Referenced to filing Form 8-K dated as of April 6, 1995.




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 CPT HOLDINGS, INC.



Date:   May 15, 1995                   By:      /s/ William L. Remley
- -----   --- --- ----                   ---      --- ------- -- ------
                                                    William L. Remley,
                                                    President & Treasurer