Form 10-K
period 1995-06-30
CPT HOLDINGS INC
filed 1995-10-13
CIK 25360

SECURITIES AND EXCHANGE COMMISSION

                                                   Washington, D.C. 20549

                                                         FORM 1O-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 [Fee Required] For the fiscal year ended: June 30, 1995

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 [No Fee Required]

                                               Commission File Number 0-7462

                                                     CPT HOLDINGS, INC.
                         (Exact name of registrant as specified in its charter)

     Minnesota                                           41-0972129
State of Incorporation)                    (I.R.S. Employer identification No.)

1430 Broadway, 13th Floor
New York, New York                                     10018
(Address of principal executive offices)             (Zip code)

Registrant's telephone number, including area code: (212) 382-1313

                               Securities  registered pursuant to Section 12(b)
of the Act:
                                                            NONE

                               Securities  registered pursuant to Section 12(g)
of the Act:
                                                            NONE
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 1O-K. Yes X No ____

As of August 31, 1995, the aggregate market value of shares of Common Stock of the registrant held by non-affiliates was approximately $ 2,290,745.00.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No ___

As of August 31, 1995, 1,510,084 shares of Common Stock were outstanding.

                                            DOCUMENTS INCORPORATED BY REFERENCE

                           Form 8-K filed by the Company on April 21, 1995 with
                                        the Securities and Exchange Commission


                                                           PART I

ITEM 1. BUSINESS

General

         CPT Holdings, Inc. ("CPT" or the "Company"), is a holding company which, through its indirect operating subsidiary, J & L Structural, Inc., a Delaware corporation ("J&L "), is a nationwide independent producer of high quality lightweight structural steel shapes, with a leading market share in the Northeast, Southeast and Mid-Atlantic regions. The Company's products are used primarily in the manufactured housing, truck trailer, and highway safety systems industries. The Company competes effectively on the basis of product quality, customer service and price, in a number of niche markets characterized by few competitors. The Company operates a uniquely designed mill on 33 acres in Aliquippa, Pennsylvania which enables the Company to efficiently produce thin, lightweight profile structural steel shapes (primarily I-Beams). The Company, through the Brighton Electric Steel Casting Division of J&L ("Brighton") also has an 80 % market share in the domestic small piercer point market.

         CPT was incorporated in 1971 as CPT Corporation. Its principal offices are located at 1430 Broadway, 13th Floor, New York, New York 10018 and its telephone number is (212) 382-1313. References to the Company are intended to include CPT and its direct and indirect subsidiaries, unless the context provides otherwise.

         CPT adopted its current form as a holding company in accordance with its Amended Plan of Reorganization (the "Reorganization Plan") approved by the United States Bankruptcy Court. A Confirmation Hearing on the Reorganization Plan was held on June 28, 1991, and the Reorganization Plan became effective as of July 23, 1991.

         Under the Reorganization Plan, CPT changed its name from CPT Corporation to CPT Holdings, Inc. and created CPT Office Systems, Inc. ("Office Systems") as a wholly-owned operating subsidiary to conduct the business previously operated by the Company. In exchange for all of Office Systems' outstanding capital stock, CPT transferred to Office Systems all of CPT's assets, except for approximately $1.5 million in cash to be used by CPT for its corporate purposes, including future business acquisitions. In addition, CPT transferred to Office Systems, and Office Systems assumed, all of CPT's continuing liabilities, including those arising under the Reorganization Plan. Consequently, upon consummation of the Company's reorganization under the Reorganization Plan, CPT had no liabilities with respect to its previous operations. On February 1, 1993 the Company discontinued the operations of Office Systems as well as CPT Image Systems, Inc. ("Image Systems"), a corporation established in June of 1992 to market image based software either owned or under license to Image Systems.

         On January 3, 1992, Brighton Electric Steel Casting Company, a Delaware corporation ("BESCC"), became a majority-owned subsidiary of CPT when CPT acquired all of the common stock of BESCC from Precise Plastic Products, Inc. ("Precise"). In exchange for all of the common stock of BESCC, CPT issued to Precise shares of the Company's Class A Common Stock representing 50% of its then outstanding Class A Common Stock and 40% of its then outstanding Class A Common Stock and Class B Common Stock combined.








On February 8, 1993, Hupp Industries, Inc. ("Hupp") became a majority-owned subsidiary of CPT when CPT acquired the 80.1% of the capital stock of Hupp. Hupp was a manufacturer of heating, ventilating and air conditioning equipment used primarily in commercial as well as military applications. Through its wholly owned division, DCM Corporation, Hupp was a manufacturer of fractional horsepower electrical motors. Hupp experienced operating difficulties in both its air conditioning and electrical motor manufacturing businesses and in February, 1994 decided to discontinue the manufacture of its air conditioning products. Hupp continued to experience financial problems which caused certain defaults under its Credit and Security Agreement with its bank. Despite efforts to bring the operations of Hupp to profitability, Hupp was unable to eliminate its losses. As a consequence, on October 27, 1994, Hupp's senior lender exercised it's rights and conducted a secured party sale of the assets of Hupp to an unrelated party. Hupp had no assets and no employees subsequent to October, 1994.

           On April 6, 1995, J&L Acquisition Corp., a Delaware corporation ("JLA"), a newly incorporated, indirect, majority-owned subsidiary of the
Company, acquired substantially all of the assets of J&L Structural, Inc. ("JLS") and Trailer Components, Inc. ("TCI"), Pennsylvania corporations based in Aliquippa, Pennsylvania, for $50 Million plus the assumption of certain liabilities (the "Acquisition"). Simultaneously with the closing, JLA changed its name to J&L Structural, Inc. JLS was a nationwide independent producer of high quality lightweight structural steel shapes used primarily in the manufactured housing, truck trailer and highway safety systems industries. TCI provided secondary services to JLS which are now provided by the Ambridge division of J&L.

         As part of the Acquisition, the assets of BESCC, the direct parent of JLA, were contributed to JLA and BESCC changed its name to J & L Holding Corp. ("JLH"). Prior to the closing of the Acquisition, BESCC redeemed its preferred stock from the holder thereof in consideration for the issuance by the Company of a Deferred Purchase Money Note in the approximate amount of $475,000, said amount equal to the stated value for the preferred stock plus the accrued dividends thereon, bearing interest at 11 percent and due December 15, 2002.

         Also as part of the Acquisition, JLA distributed as a dividend to JLH the right (which JLA acquired from JLS) to acquire a 38-acre parcel of undeveloped land adjacent to the JLS rolling mill in Aliquippa, Pennsylvania. JLH, in turn, contributed the right to acquire the 38-acre parcel to Continuous Caster Corporation, a newly- incorporated Delaware corporation ("CCC") in exchange for all of the common stock of CCC. Shortly thereafter, CCC acquired title to the 38-acre parcel, using funds which JLS had placed in escrow prior to the Acquisition.

         Further information regarding the Acquisition is contained in Form 8-K filed by the Company with the Securities and Exchange Commission on April 21, 1995, which is hereby incorporated by reference herein.

J&L Structural, Inc.

         J&L is segmented into two distinct operating divisions, J&L Structural division ("J&L Structural") and Brighton, as a result of significant differences in both customers and products. J&L Structural is also segmented into two separate divisions which includes the Ambridge division (formerly TCI). This distinction is due mainly to separate labor contracts which exist among the employees of J&L Structural. The Ambridge division provides all finishing services required for J&L Structural products. The following narrative on the business will be segmented on this basis.


J&L Structural Division

         Products

                  J&L Structural is a producer of high quality lightweight structural steel shapes (primarily I-Beams) which are used primarily in the manufactured housing, truck trailer, and highway safety systems industries.

                  J&L Structural's products are monitored, tested and inspected throughout the manufacturing process to ensure the tensile and yield strength meet applicable industry or customer specifications. The products are also inspected to ensure integrity of surface and dimensions.

                  J&L Structural's product lines are described below:

                  JUNIOR(R) Beams are hot rolled lightweight steel beam sections produced by rolling heated steel billets through J&L Structural's fourteen stand rolling mill. These sections have been accepted by designers and engineers for over half a century as the lightest hot-rolled structurals in their size class. JUNIOR(R) Beams are available in 3, 4, 6, 8, 10 and 12-inch depths, ranging in weight from 2.9 to 11.8 pounds per foot. A total of fourteen weights of JUNIOR(R) Beams are currently available. JUNIOR(R) Beams are manufactured in a wide range of steel grades including conventional and high strength steels. Strict quality control at J&L Structural's mill assures a homogeneous product, uniform in mechanical and chemical properties and possessing dimensions within close rolling tolerance limits. JUNIOR(R) Beams have the strength, light weight and versatility to be used by makers of manufactured housing and truck trailers, industrial and commercial contractors and machinery builders. JUNIOR(R) Beams are primarily used by the manufactured housing industry as undercarriage structural support.

                  Crossmembers are fabricated by the Ambridge division from JUNIOR(R) Beams. Crossmembers are used by the truck trailer and truck body industry in the production of trailer frames. These manufacturers space Crossmembers along the entire length of the trailer to provide structural support to the body and floor.

                  JUNIOR(R)  Channels  are  available  in four sizes and varying weights. They generally weigh significantly less than the lightest standard structural steel shape of equal depth, while exhibiting the characteristics of form and constancy of dimension offered by a standard hot-rolled section. JUNIOR(R) Channels are preferred over formed plate channels since they assure perfect fitting square corners and true lines. These advantages permit flexibility of design with minimum weight and lower cost without sacrificing structural strength. JUNIOR(R) Channels offer excellent application flexibility in architecture and construction, particularly in the construction of commercial and industrial stairways. Additionally, truck trailer manufacturers are able to reduce weight in their finished product through the use of JUNIOR(R) Channels as side rails.

                  Wide Flange Beams offer durability and economical installation to builders of highway safety systems as well as for general construction applications. On a pound-per-foot basis, J&L Structural's Wide Flange Beams are among the lightest and lowest cost hot-rolled steel structurals available for highway guardrail posts.

                  Standard I-Beams are produced by J&L Structural in sections of 3" x 5.7 pounds per foot and 3" x 7.5 pounds per foot in the same variety of grades and lengths as available for its other products. The lighter weight three-inch section is becoming increasingly popular as a highway guardrail post section.

                  Split Tees (often referred to as Split Beams) are JUNIOR(R) Beams which are split longitudinally through the web section. This process produces two identical T-sections which are used for ship hull reinforcement.

                  J&L Structural's philosophy from its inception has been to incrementally expand its product offerings and capabilities while, at the same time, maintaining high levels of profitability. JLS added eleven products to the original seventeen products offered in November, 1987. Revenues from these additional products accounted for 25 % of revenues for the period ended June 30, 1995. The Company expects to continue to add new products, new sizes and/or serve new markets on an "incremental" basis in the future. For example, J&L Structural is actively pursuing the possibility of rolling certain products in a manner that would reduce their current weight per foot and/or increase the products' engineered efficiency. Management believes that a new rolling process would have significant market implications, since end users are interested in cost savings through the use of lighter weight, structurally efficient products.

         Suppliers

                  Steel billets, J&L Structural's primary raw materials, are purchased from several domestic mini-mills and are delivered to J&L Structural's mill by barge, rail or truck. J&L Structural issues a billet quality standard which must be met by all suppliers. This standard includes specifications for billet chemistry, dimension and surface quality. J&L Structural typically purchases billets from three main suppliers and four alternate suppliers. Over one-half of J&L Structural's semifinished steel requirements are sourced through Roanoke Electric Steel Corporation ("Roanoke"). J&L Structural is Roanoke's largest customer and both companies believe there is significant mutual benefit in maintaining this relationship. The loss or reduction in capability of Roanoke as a supplier would require J&L Structural to rely more heavily on other current sources of semi-finished steel and to potentially locate additional suppliers. However, the supply of steel billets is a large market in which J&L Structural has several options and flexibility in terms of its source of supply.

         J&L has engaged a consultant to conduct a preliminary review of the feasibility of constructing a melt shop/continuous caster complex for J & L Structural. J&L will seriously consider such an undertaking if the results of the preliminary review indicate that doing so would make economic sense.

         Marketing and Distribution

                  J & L Structural focuses its marketing efforts directly on end users of its products. J&L Structural's primary marketing strategy is to position itself as a high-quality niche manufacturer of a variety of lightweight structural steel products. Customer service and product quality are pivotal elements of that strategy. J&L Structural maintains close ties with its customers and their markets. Due to its unique mill design and flexible operating schedule, J&L Structural is able to change its mill frequently at minimal cost. This allows for quick response to customer requirements, while maintaining reasonable inventory levels. As a result, J&L Structural has established a record of superior customer service which differentiates it from its competition.

                  J&L  Structural's  products are used in three primary markets:
manufactured housing, truck trailer manufacturing, and highway safety systems. JUNIOR(R) Beams are used primarily by the manufactured housing industry for undercarriage support frames. Crossmembers are used principally by the truck trailer and truck body industry. JUNIOR(R) Channels are used primarily in truck trailer bodies and in commercial and industrial stairway construction. Wide Flange Beams and Standard I-Beams are used primarily in highway guardrail
systems.   Split  Tees  are  used  in  the   shipbuilding   industry   for  hull
reinforcements.

                  J&L Structural maintains a sales force of five salaried employees, two of whom are stationed in the field and three in Aliquippa. In addition, in an effort to capitalize on growth in Latin America, particularly the trailer industry, J&L Structural has recently engaged a commissioned sales agent to handle new sales opportunities in Mexico and the rest of Latin America.

                  J&L Structural ships to customers from three strategic locations: Aliquippa, Pennsylvania; Ambridge, Pennsylvania; and Iuka, Mississippi. The Mississippi location is a down-river public warehouse that charges J&L Structural a fee for unloading barges and for warehousing beams prior to shipping to customers in the Southeast. J&L Structural's location in the Mid-Atlantic region on the inland waterway system provides good proximity to its major markets. J&L Structural's barge facility provides low cost transportation for the bulk movement of JUNIOR(R) Beams to be sold to the manufactured housing industry in Alabama, Mississippi, Tennessee and other
Southeastern states. Moreover, Indiana, North Carolina and Pennsylvania are leading states in the production of manufactured homes and all are within one day truck transportation. Additionally, Indiana leads the country in the production of truck trailers. Over 85 % of J&L Structural's shipments go directly to an end user rather than a service center or steel distributor.

                  Moreover, J & L Structural's location also enables it to utilize barge, rail and truck lines to transport both its raw materials and finished goods, thereby allowing it to be responsive to its customers. In addition, the Company is in the process of seeking an additional distribution facility in the Southeast in order to enhance its storage capacity. The additional storage capacity is also expected to lower J&L Structural's freight costs, giving it the ability to seek higher margins in that region.

         Competition

                  J&L Structural competes effectively in all of its major product areas on the basis of product quality, customer service and price in a number of niche markets characterized by few competitors. Its location on the Ohio River allows it to ship products to customers and obtain raw materials on a more cost-effective basis than its competitors and provides it with expanded geographic coverage in an industry which is largely regional.

                  While J&L Structural has competition in all of its major product lines, the thin, lightweight sections J&L Structural manufactures are difficult to produce and therefore, the number of competitors producing these items is limited. The unique design and relatively small size of J&L Structural's mill enables it to efficiently produce thin, lightweight profiles. Under existing industry configurations and considering the aggregate demand for its niche products, the Company believes that replication of J&L Structural's unique mill design by other companies wishing to compete in these markets would not be economical. J&L Structural's small powerful mill is better suited to produce the items in its product line than larger mills operated by competitors that produce a broader range of products.

                  J&L Structural's commitment to providing a focused product line that is keyed off customer needs differentiates it from its competitors. In particular, J&L Structural: (i) provides superior service and consistently high quality products to its customers, many of which purchase all or substantially all of their requirements for lightweight steel shapes from J&L Structural, (ii) maintains adequate inventories and a flexible operating schedule which makes it more responsive to customer needs and market conditions, (iii) focuses its marketing directly on end users, (iv) relative to its competitors, produces a narrow, more focused range of products, and (v) provides value-added finishing services to meet specific customer needs.

                  Several products have no direct competition (i.e., 6" JUNIOR(R) Channel, 10 x 6.5# JUNIOR(R) Channel) and another (6" JUNIOR(R) Beams) has only limited foreign competition. Foreign manufacturers do not play a significant role in the domestic structural markets which J&L Structural serves.

         Employees

                  As of August 31, 1995, J&L Structural employed a total of 292 employees. The United Steelworkers of America represents approximately 188 employees at J&L Structural (excluding the Ambridge division) under a labor agreement that expires in November, 1996. The Ambridge division of J&L Structural and its 65 unionized employees recently concluded negotiations with the United Steelworkers of America on a five-year labor agreement with somewhat lower wage rates than J&L Structural. The Company believes that it has an excellent relationship with both union locals. J&L Structural has never experienced a work stoppage, has experienced few employee grievances and has very little employee turnover.

                  In connection with the Acquisition, the Company entered into long-term employment agreements with Howell Breedlove, James Howe and Carl Snyder, the principal owners and executive management of JLS and TCI. The
Agreements provide for employment periods for each extending through March, 2000. Each of the agreements provides for base and additional incentive compensation and other benefit plans generally available to management employees of J&L Structural.



         Backlog

                  The backlog of unfilled orders for J&L Structural typically averages less than 60 days. This remains the case even in strong markets due to frequent product rollings and adequate finished inventory levels that allow J&L Structural's customers to work within a short time frame. As of August 31, 1995, J&L Structural had firm open orders totaling $8,677,000. This compares with a backlog of $4,836,000 at the same date in 1994.

                  The winter months are generally slower activity months for J&L Structural due to the seasonality of the manufactured housing consumer markets and significant seasonal reductions in highway construction and repair programs.

         Environmental Compliance

                  U.S. steel producers, including J&L Structural, are subject to stringent Federal, state and local environmental laws and regulations concerning, among other things, air emissions, waste water discharge, and solid and hazardous waste disposal. The Company can be expected to spend substantial amounts for compliance with these environmental laws and regulations in the future.

                  No significant environmental problems have arisen concerning the use or operation of J&L Structural's facilities or the conduct of its business.

Brighton Electric Steel Casting Division

         Products
                  The principal product manufactured by Brighton is piercer points, which are disposable tooling used by the steel industry in the production of seamless steel tubes. Piercer points are bullet-shaped castings which are driven into the core of heated steel billets and, therefore, are central in the manufacturing process of seamless steel tubing products. Generally, seamless tubes are required in applications where welded seamed tubes lack rigidity and structural strength. Seamless tubing has a multitude of applications ranging from oil production to bearings used in the automotive industry. The most common uses of seamless tubes are as follows.

         Product                                         Application
Ball Bearing Rings                                   Industrial
Drive Shaft Parts                           Truck and Automotive
Structural Components                       Heavy construction
                                              and land moving equipment
Fluid  Transmission Lines                   Oil, gas chemicals
Structural Supports                                  Construction
Casting Pipe                                         Oil and Gas Exploration
Transmission Pipe                           High pressure fluid applications
                                              (i.e. chemical plants)

                  The Company believes that Brighton is the largest producer of small piercer points (1 to 250 pounds) in the United States. Brighton also produces piercer points up to 400 pounds. In addition to piercer points, Brighton supplies high alloy grate bars used by the steel industry, as well as hi-mill castings and equalizer plates used in the suspension systems of railway cars. Brighton's manufacturing capabilities provide it with the opportunity to develop new markets for its molded alloy steel castings.

                  The manufacturing process at Brighton begins with the production of a pattern. Brighton relies to a great extent on an outside pattern shop. Once a pattern is produced a mold is manufactured at Brighton's facilities. Molten metal is then poured into the mold, allowed to cool and then "shaken" free of the mold to complete the finished product. From this step Brighton may heat the molded metal product in one of its annealing ovens after which it is machined to final tolerances.

                  The piercer points are usable by customers for only a limited amount of production before they become too worn for the process. In some processes, two piercer points are used for larger seamless tubes. Depending on the process and materials used to manufacture seamless tubing, a piercer point generally has a useful life of between two to 750 manufacturing runs before it must be replaced. Used piercer points are then returned to Brighton for remolding into other piercer points. The seamless and scrap metals are inexpensive raw materials to Brighton.

        Suppliers

                  Brighton purchases a variety of raw materials, including alloys (such as chrome, nickel, molybdenum and tungsten), foundry sand and grinding materials. Brighton currently has strong and established relationships with all of its major suppliers of raw materials. Brighton has not experienced any problems in obtaining an adequate supply of raw materials at reasonable prices and it expects the availability of future supplies to be sufficient. Nevertheless, limited supplies of these raw materials and/or extraordinary high prices for such materials could cause Brighton to, among other things, lose business by failing to meet demand, squeeze its profit margins and/or encourage the use of substitute products.

         Marketing and Distribution

                  Brighton has 80% of the small piercer points business in the United States and excels in providing quality service and products. However, Brighton's customer base is limited. Essentially, the customer base consists of seven major accounts which account for approximately 90% of Brighton's revenues. A major loss of one or more of its accounts or a significant reduction in demand by the steel industry would have a significant adverse impact on Brighton's profitability.

                  Brighton sells to and services its customers directly with its own personnel. In its effort to expand beyond its piercer-point business, Brighton has in recent years engaged two manufacturing representative firms. The diversification effort has increased its new non-piercer point sales from 15% of total sales in fiscal year 1989 to approximately 28% of total sales in fiscal year 1995. In addition, the enhanced sales and marketing effort has created an increased market awareness of Brighton's capabilities in producing specialty high alloy steel castings.

         Competition

Brighton has limited competition in the small piercer point (1 to 250 pounds) market. Its onlycompetition is Columbiana Foundry ("Columbiana") based in Columbiana, Ohio whichproduces a wide variety of castings, including piercer points. In the past, Columbiana has focused its efforts on producing larger piercer points.

         Employees

                  As of August 31, 1995, Brighton employed a total of 21 employees. Sixteen of Brighton's personnel are represented by the United Steelworkers of America under a contract which expires in December 1997. The Company considers its employee relations at Brighton to be good.

         Backlog

                  Brighton typically ships products within 30 days of receipt of an order. As such, Brighton does not maintain a significant backlog of unshipped orders. As of August 31, 1995 Brighton had firm open orders totaling $ 416,000. This compares to a backlog of $423,000 at the same date in 1994. Brighton does not consider its business to be seasonal.

         Environmental Compliance

                  Brighton operates with several environmental permits issued by the Pennsylvania Department of Environmental Resources. No significant environmental problems have arisen concerning the use or operation of Brighton's facilities or the conduct of its business. However, a change in the law or regulations at either the federal, state or local level could adversely impact the operations of Brighton.


Hupp Industries Inc.
DCM Corporation (a wholly owned division of Hupp Industries, Inc.)

         Products

                  The product line manufactured by Hupp consisted mainly of commercial air conditioning products as well as fuel-fired heaters manufactured exclusively for military applications.

                  Due to continuing operating losses as well as poor market reception for its newly designed SCAV units, Hupp decided to discontinue the manufacture of air conditioning products during fiscal 1994. This decision did not affect the fuel fired heater operations. Previous to this decision Hupp manufactured two main air conditioning product lines: the mini split and the self -contained, air-cooled, vertical air conditioning package (SCAV). These products were sold primarily for installation in large commercial settings such as offices, shopping malls, industrial buildings, light commercial and industrial renovations, small computer and communication equipment rooms and government and military facilities.






                  The decision to discontinue the operations of the air conditioning products resulted, in the case of the mini split, from continuing competition from foreign manufactured goods which were, in some instances, sold at prices below Hupp's cost to produce. In the case of Hupp's SCAV production, certain key OEM accounts determined to cease offering the product line and in one case shifted suppliers from Hupp to an alternative supplier. Hupp made the decision to cease production, sell off the attendant assets and concentrate its efforts on fuel fired heaters, electrical motors and mobile products.

         Hupp's DCM division produced over 250 standard models of direct current low voltage (twelve to thirty six volts) fractional horsepower motors.

         Suppliers
                  Hupp purchased a variety of raw materials and parts used in the assembly of manufactured goods. During the period, Hupp experienced shortages of supplies, due primarily to lack of working capital. Many suppliers required cash in advance or COD payment.

         Marketing and Distribution

                  Hupp marketed its products to original equipment manufacturers (OEM's) as well as through its own distribution channels. Generally, electrical motors were distributed through various distributors as well as through direct sales by company employees. Mobile products were sold to OEM accounts as well as through distributors.

         Competitors

                  Hupp had strong competition for all of its product lines from a variety of companies many of which had far greater resources than Hupp.

         Employees

                  As of June 30, 1995, neither Hupp nor DCM had any employees having terminated all employees as a result of the secured party sale on October 27, 1994.

         Environmental Compliance

                  Hupp  operated its  facilities  and  conducted its business in
substantial   compliance   with  all   applicable   federal,   state  and  local
environmental laws and regulations.


Financial Information Regarding Industry Segments and Foreign and Domestic Operations

         Financial information about the Company's various industry segments and its foreign and domestic operations and export sales is contained in Note 14 of the Notes to the Consolidated Financial Statements of the Company contained in item 8 of this Form 10-K, which is hereby incorporated by reference herein. The Company's continuing operations do not currently have significant export sales nor any foreign operations.

ITEM 2. PROPERTIES
         CPT's principal executive offices were formerly located at 1140 Connecticut Avenue, N.W., Suite 1201, Washington, D.C. in approximately 2,000 square feet of office space, the lease for which expires in May of 1998. On November 1, 1994 the Company moved its executive offices to 1430 Broadway, 13th Floor, New York, New York. The New York offices are occupied under a subleasing arrangement on a month to month lease. Efforts are underway to sublease its former offices in Washington, D.C.

         The Company's facilities include:(i) J&L Structural - a reheat furnace, a unique close-tolerance fourteen stand continuous rolling mill, a hot bed, straighteners, and sawing, stacking and bundling facilities located on approximately 33 acres on the Ohio River in Aliquippa, Pennsylvania, with over 265,000 square feet under roof and an adjacent barge loading facility; (ii) J&L Structural's Ambridge division - a fabricating facility located in a leased facility in Ambridge, Pennsylvania, approximately five miles from the main facilities; and (iii) Brighton's headquarters and manufacturing plant, a 25,000 square foot facility , located in Beaver Falls, Pennsylvania, approximately 10 miles from J&L Structural.

         CCC holds title to 38 acres of undeveloped land adjacent to J&L in Aliquippa, Pennsylvania. Under the agreement by which this parcel was acquired, the Beaver County Corporation for Economic Development has the right to repurchase the parcel within a certain time period for an amount approximating the purchase price plus all environmental testing and remediation costs incurred by CCC and its affiliates with respect to the property if CCC or its affiliates have not placed orders for equipment to be used in connection with the construction of a melt shop and continuous caster on the property. The property was acquired subject to an agreed order between CCC and the Pennsylvania Department of Environmental Protection which requires CCC to perform certain environmental remediation at a cost which is not anticipated to be material to the consolidated financial statements.

         Hupp occupied approximately 88,000 square feet in a facility located in Cleveland, Ohio. DCM's headquarters and 55,000 square foot manufacturing facility was located in Valley City, Ohio ( a Cleveland suburb). The Hupp facility was leased for a term of 5 years ending July 31, 1998. On October 10, 1994, Hupp entered into an agreement with its landlord to turn the leased premises back to the landlord without any further liability to Hupp beyond December, 1994. DCM's facility was also leased for a term of 5 years ending on February 28, 1995. It is believed that the purchaser of Hupp's assets negotiated a new lease with the landlord on this facility.

ITEM 3. LEGAL PROCEEDINGS
         The Industrial and Allied Employees Union Local No. 73 Pension Plan (the "Plan") issued a claim for payment of withdrawal liability totaling approximately $870,000 under Section 4219 of ERISA against Hupp, the Company and all "controlled group members", as a result of Hupp's cessation of contributions to the Plan following the discontinuance of Hupp's business in October 1994. The Company feels that it has meritorious defenses against this claim, and in order to preserve the right to challenge the claimed liability, the Company has been making monthly installment payments to the Plan of approximately $25,000 since March 1995. The Company has recorded an accrual totaling $200,000 as of June 30, 1995, in accordance with the requirements of Financial Accounting Standards Board Statement No. 5 - Accounting for Contingencies. Management believes that the effect of the ultimate resolution of this claim will not have a material adverse impact on the financial position or results of the Company.




         The Company is a party to several lawsuits arising in the ordinary course of its business. The Company's management and legal counsel believe that there are valid defenses to the claims being asserted. While the Company's ultimate liability with respect to these lawsuits cannot be determined at this time, management believes the resolution thereof will not have a material adverse effect on the financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  NONE

                                                          PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

         Between September 1992 and August 1994, CPT's Common Stock was included in the NASDAQ Small Cap Market, also known as the NASDAQ System. In August of 1994, the Common Stock of CPT was delisted from the Small Cap Market for failure to meet the minimum bid price of $1.00. Since August of 1994, the Company's Common Stock has traded over-the-counter with quotations for the stock available in the "pink sheets" or through the over-the-counter Bulletin Board of the National Association of Securities Dealers, Inc.

         The following table sets forth for each of the periods indicated, the range of the high and low bid prices for CPT's common stock, rounded to the nearest 1/64 of a dollar, based on quotations obtained from the NASDAQ Small Cap Market and through the over-the-counter bulletin board.

                                                   Fiscal 1995
                                             High                 Low
First Quarter (7/1-9/30/94)                $ 1.25                $.38
Second Quarter (10/1-12/31/94)               1.13                 .25
Third Quarter (1/1-3/31/95)                  1.13                 .50
Fourth Quarter( 4/1-6/30/95)                 3.25                 .56

                                                   Fiscal 1994

                                             High                 Low

First Quarter (7/1-9/30/93)                 $2.13               $1.37
Second Quarter (10/1-12/31/93)               1.37                 .50
Third Quarter (1/1-3/31/94)                  1.13                 .50
Fourth Quarter (4/1-6/30/94)                 1.00                 .50

         The quoted bid prices reflect inter-dealer prices without retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions. As of August 31, 1995, there were approximately 3,935 common stockholders.

         Dividend Policy

         CPT has not paid any cash dividends on its common stock within the last two fiscal years and has no plan to pay any dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA
                           (in thousands except per share data)

         Selected Income Statement Data (1)(2)(3):

                                                                                                              Predecessor
                                                                    Successor Company                            Company
                                                      1995         1994            1993             1992           1991

         Total revenue                             $31,208         $5,785         $3,739           $1,353         $12,682
         (Loss) income before income
             taxes                                      21            232           (199)             (75)        (20,554)
         (Loss) income from operations
             of discontinued subsidiaries             (553)        (2,201)        (2,009)          (1,893)          -
         Net gain (loss) on disposal of
             discontinued subsidiaries               2,129         (6,371)         1,600             -              -
          (Loss) income before income taxes
             and extraordinary items                 1,986         (8,340)          (608)          (1,968)        (20,554)
         Gain on extraordinary item                  3,527           -               -                -            34,257
         Net income (loss)                           5,513         (8,340)          (608)          (1,968)         13,678


         Earnings (loss) per share assuming full dilution:
             From continuing operations       $       .23         $   .15        $  (.13)         $  (.06)       $  (5.60)
             From discontinued operations             .81           (5.67)          (.28)           (1.61)              -
             Extraordinary items                     1.82             -               -              -               9.34
         Net earnings (loss) per share            $  2.86         ($ 5.52)       $  (.41)         $ (1.67)        $  3.74
         Weighted average common and common
             equivalent shares outstanding (000)    1,935           1,510          1,510             1,174          3,668

         Selected Balance Sheet Data (3):

         Total current assets                     $ 19,951       $  5,045       $  6,957           $  5,929         7,165
         Total assets                               61,203          8,431         14,311              8,052         7,165
         Current liabilities                        16,041         11,857          9,280            3,659           2,974
         Long-term obligations, net of
             current portion                        52,339          2,500          2,448            1,502           1,147
         Redeemable preferred stock                 -                 350            350              350            -
         Common shareholders equity
           (deficit)                                (9,671)        (6,472)         1,868            2,538           3,044


         (1) Earnings (loss) per share amounts for periods prior to fiscal 1992 have been restated to give effect to the distribution of 2,174,975 original shares (prior to the one-for-eleven reverse stock split) pursuant to the Bankruptcy Court order as amended on October 29, 1992. See Note 10 to the Consolidated Financial Statements.

         (2) As a result of the final discontinuance of operations for Hupp as of October 27, 1994, the consolidated statements of operations for fiscal years ended June 30, 1994 and 1993 have been restated to reflect the results of operations of Hupp as discontinued operations. See Note 1 to the Consolidated Financial Statements.

         (3) On April 6, 1995, an indirect, majority-owned subsidiary of the Company acquired the business and substantially all of the assets of JLS and TCI as discussed in Note 4 to the Consolidated Financial Statements. The acquisition was accounted for as a purchase and the results of operations for the acquired assets from the date of acquisition (April 6, 1995) through June 30, 1995, were included in the Company's consolidated statement of operations for the fiscal year ended June 30, 1995.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant Events

         On October 27, 1994, due to continuing operating losses, Hupp's senior lender proceeded with a secured party sale of the assets of Hupp to an unrelated party. As a result, all operations of Hupp and its wholly-owned division DCM were discontinued shortly thereafter. The loss from the final discontinuation of operations has been reflected in the year-end financial statements and results for the previous fiscal years ended June 30, 1994 and 1993 have been restated to show the discontinuation. In addition, on July 24, 1995, a final decree was issued by the Bankruptcy Court for the Northern District of Ohio closing the Chapter 11 case filed by Hupp prior to the Company's acquisition of Hupp. As a result, certain notes payable, unsecured creditor obligations and administrative claims totaling approximately $3,527,000 were forgiven. This amount has been recorded in the Company's consolidated statement of operations as an extraordinary item for the period ended June 30, 1995.

         On April 6, 1995, JLA, an indirect majority-owned subsidiary of the Company, acquired the business and substantially all of the assets of JLS and TCI as discussed in Note 4 to the Consolidated Financial Statements. JLS and TCI were specialty manufacturers of high quality, lightweight structural steel shapes used primarily in the manufactured housing, truck trailer and highway safety systems industries. The results of operations for the acquired assets from the date of acquisition (April 6, 1995) through June 30, 1995, were included in the consolidated statement of operations for the fiscal year ended June 30, 1995. The assets of BESCC were also contributed to JLA on the acquisition date, and therefore, the results of operations for BESCC subsequent to April 6, 1995 are reported as a division (Brighton) within the newly formed subsidiary, J&L. Further information regarding the Acquisition is contained in Form 8-K filed by the Company with the Securities and Exchange Commission on April 21, 1995, which is hereby incorporated by reference herein.

         During the fiscal year, the operations of BESCC/Brighton continued to show improvement over the previous fiscal year. Management believes that BESCC/Brighton's results are indicative of the general upturn in the steel industry as a whole and their ability to retain and grow market share due to their constant focus on product quality and customer service.

Results of Operations

         Revenues: The Company recorded revenues of $31,208,000 for fiscal year 1995, which includes $25,148,000 of revenues attributable to J&L Structural and $6,060,000 attributable to BESCC/Brighton. This compares to BESCC revenues of $5,785,000 and $3,739,000 for fiscal years 1994 and 1993, respectively, representing 4.8% and 54.7% increases, respectively, ignoring the effects of the Acquisition in fiscal 1995. During fiscal 1994, BESCC became a sole supplier to a significant customer which accounts for the majority of the sales increase between fiscal 1994 and fiscal 1993. Further increases experienced are the result of further market penetration.

         Gross Margins: Gross margins as a percentage of total revenues were 16.9%, 26.7% and 27.3% for fiscal years 1995, 1994 and 1993, respectively. Gross margins for J&L Structural for the period ended June 30, 1995 were 14.9%, and for BESCC/Brighton for the fiscal year ended June 30, 1995, were 25.1%. During fiscal 1995 BESCC/Brighton experienced significant increases in raw material costs which were only partially offset by pricing increases resulting in lower gross margins. J&L Structural's margins were negatively impacted by approximately $560,000 due to one-time charges relating to the Acquisition.

         Selling, General and Administrative Expenses: Selling, general and administrative expenses totaled $3,169,000, $1,466,000 and $1,272,000 for fiscal years 1995, 1994 and 1993, respectively. Selling, general and administrative expenses for J&L Structural for the period from the Acquisition to June 30, 1995 totaled $1,799,000 while the same type of expenses for BESCC/Brighton and CPT combined for the fiscal year ended June 30, 1995 totaled $1,370,000. Approximately $500,000 of J&L Structural's selling, general and administrative expenses related to one-time acquisition costs.

         Discontinued Operations: In fiscal 1995 and 1994, the Company recorded a loss from discontinued operations of $553,000 and $2,201,000, respectively, and a gain and loss on the disposal of the discontinued operations of Hupp totaling $2,129,000 and ($6,371,000), respectively. These results are attributable to the final discontinuation of Hupp business as a result of the secured party asset sale on October 27, 1994, and a previous decision to discontinue the air conditioning segment of the Hupp business in February 1994. Likewise, fiscal year 1993 has been restated to reflect the discontinuation of Hupp's business which resulted in a loss from operations of the discontinued business of $2,009,000.

Liquidity and Capital Resources

         The Company's cash flow from operating activities totaled $3,056,000, $368,000 and ($2,272,000) for the fiscal years ended June 30, 1995, 1994 and 1993, respectively. The significant improvement in cash flow from operations over this period was due mainly to the discontinuance of Hupp operations and the Acquisition.

         The Company's cash flows from financing and investing activities was comprised almost exclusively of sources and uses of cash relating to the Acquisition. See the Company's Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

         J&L has recently signed a contract for turnkey development, fabrication and installation of a new reheat furnace by May 1996. The total estimated cost of the project is approximately $8,100,000 of which a downpayment of $710,000 was made during September 1995. Funding for this project will be provided from Pennsylvania Industrial Development Authority (PIDA) loans in the amount of approximately $400,000 which are currently approved, a Capital Expenditures Line of Credit from the Company's Senior Lender totaling $3,000,000 and working capital. See Note 9 to the Consolidated Financial Statements.

         Cash and cash equivalents totaled $972,000, $294,000 and $64,000 as of June 30, 1995, 1994 and 1993, respectively. Although the Company's total equity represents a deficit of approximately $9,671,000, this position is due largely to the previous poor performance of discontinued operations and the basis adjustment for the leveraged Acquisition during fiscal 1995 (refer to the Statement of Charges in Shareholder's Equity (Deficit) in the Consolidated Financial Statements). Cash flow from operations was significant during fiscal 1995, and management expects that the Company's near term capital requirements for operating expenses and payment of current liabilities will be financed through cash flow from operations and a Revolving Credit Facility from the Company's Senior Lender. See Note 9 to the Consolidated Financial Statements.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                INCLUDED IN ITEM 14


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE

                                                          PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The names, ages and positions of the directors and executive officers of CPT as of August 31, 1995 are as follows:

 Name                 Age                                Positions

Richard L. Kramer     46   Chairman of the Board, Director and Secretary of CPT
William L. Remley     44   President, Treasurer and a Director of CPT
John D. Mazzuto       45   Director of CPT
Richard C. Hoffman    47   Assistant Secretary

Mr. Kramer has served as Chairman of the Board and Secretary of the Company since January 3, 1992. For more than the past five years, Mr. Kramer has served as Chairman of the Board and as a director of Republic Properties Corporation, a private real estate development firm. Since 1988, Mr. Kramer served as Chairman of the Board of Sunderland Industrial Holdings Corporation, a private holding company in various industrial manufacturing businesses.
Mr. Kramer is also Chairman of the Board of Weldotron Corporation, Chairman of the Board of Texfi Industries, Inc., and Chairman of the Board and Secretary for Mentmore Holdings Corporation ("Mentmore")

Mr. Remley has served as a Director, President and Treasurer of CPT since January 3, 1992. Since 1988, Mr. Remley has served as Vice Chairman of Sunderland Industrial Holdings Corporation, a private holding company in various industrial manufacturing businesses. Mr. Remley is also Vice Chairman and Chief Executive Officer of Weldotron Corporation; Vice Chairman, Chief Executive Officer and President and a Director of Texfi Industries, Inc.; the sole Director and Executive Officer of Trinity Investment Corp. ("Trinity"); the sole Director and Executive Officer of Ascott Wing, Inc.("Ascott Wing");
a Trustee for The A.J. 1989 Trust and a Director, President and Treasurer of Mentmore.

Mr. Mazzuto has served as a Director of CPT since January 1993. Mr. Mazzuto is Chairman of Greystone Partners which provides investment banking services focused on clients' capital structuring or restructuring needs. Before becoming Chairman of Greystone, Mr. Mazzuto was President and Chief Executive Officer of North American operations of Asian Oceanic Group ("AOG"). Prior to joining AOG, Mr. Mazzuto was a Managing Director of Corporate Finance at Chemical
Bank.  Mr. Mazzuto also serves as Chairman of Communications Group, Inc.
Mr. Mazzuto is a Director of Weldotron Corporation and Texfi Industries, Inc.

         Mr. Hoffman is a licensed attorney who has served as General Counsel of the Company since January, 1995 and Assistant Secretary since July, 1995.
He is also President of InterUrban Management, Inc., a real estate brokerage and management company in Dallas, Texas. He is currently practices law as Richard
C. Hoffman P.C. in Greenwich, Connecticut.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid to Mr. William L. Remley for the fiscal years 1993, 1994 and 1995, as the only paid executive officer of the Company.

                                            Annual Compensation

         Name and                                        Salary            Bonus            Other Annual
         Principal Position             Year                 ($)               ($)           Compensation
                     (a)                  (b)                (c)               (d)                  (e)
         William L. Remley              1995              $25,000(1)           -0-                  -0-
              President                 1994              $50,000              -0-                  -0-
                                        1993              $50,000              -0-                  -0-

         In fiscal 1995, no director received fees for the attendance at Company Board meetings. However, beginning July 1995, all directors of the Company will receive director's fees in the amount of $12,000.00 annually.

         (1) Reflects the period from July 1,1994 through December 31,1994. Mr. Remley ceased receiving compensationthereafter.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Norwest Bank Minnesota, N.A. ("Norwest") serves as escrow agent of certain shares of the Company's Common Stock for the benefit of holders of "Allowed Claims" and for the benefit of stockholders of CPT Corporation, pursuant to the Reorganization Plan. As escrow agent, Norwest held approximately 353,525 shares of Common Stock for the benefit of such persons as of August 31, 1995.

         The following table sets forth certain information, as of August 31, 1995, with respect to the beneficial ownership of Common Stock by each person who is known by the Company to own beneficially more than 5% of outstanding shares of CPT's Common Stock, by each director of CPT, and by all officers and directors as a group:

                                                                  Number of Shares                      Percent of
                                                                      Beneficially                       Common
         Name                                                         Owned (1)                             Stock
         Richard L. Kramer                                              -0-                                 -0-
         William L. Remley                                              -0-                                 -0-
         John D. Mazzuto                                                -0-                                 -0-
         Ascott Wing, Inc. (2)                                            604,586                          17.22%
         Trinity Investment Corp.(3)(4)                                  2,072,500                         59.04%
         Halton House Limited(2)(4)(5)                                   2,677,086                         76.27%
         The Halton Declaration of Trust(2)(4)(5)                        2,677,086                         76.27%
         Gary R. Siegel(2)(4)(5)                                         2,683,086                         76.44%
         All Directors and Officers as a group                           2,677,086                         76.27%
             (4 persons including those named above)(4)(6)





         (1) The Persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by each of them, subject to community property laws, where applicable, and the information contained in other footnotes to the table.

         (2) The principal offices of Ascott Wing, Inc. ("Ascott") are at
1430 Broadway, 13th Floor, New York, New York 10018. Halton House Limited, owns all of the outstanding stock of Ascott. Halton House Limited's principal offices are located at c/o Coutts and Company (Bahamas) LTD., P.O. Box N7788, West Bay Street, Nassau, Bahamas. William L. Remley is the sole director and executive officer of Halton House Limited. The Halton Declaration of Trust ("Halton Trust") whose principal address is c/o Coutts and Company (Bahamas) LTD, P.O. Box N7788, West Bay Street, Nassau, Bahamas, is the majority owner of Halton House Limited. All powers with respect to investment voting securities beneficially owned by Halton Trust are exercisable by Gary R.Siegel, protector under the constituent documents of Halton Trust. Mr. Siegel's business address is 1615 L Street, N.W., Washington, D.C. 20036. Mr. Siegel is an attorney with Tucker, Flyer and Lewis, a professional corporation at that address.

         (3) The principal offices of Trinity are at 1430 Broadway, 13th Floor, New York, New York 10018. Halton House Limited owns all of the outstanding stock of Trinity (see Note 2 above). William L. Remley is the sole director and executive officer of Trinity.

         (4) Includes 2,000,000 shares that could be acquired upon exercise of a Warrant at an exercise price of $1.00 per share.

         (5) Includes shares owned by Ascott and shares subject to a Warrant owned by Trinity (see Note 4 above).

         (6) Includes shares over which Mr. Remley may be deemed to share voting and investment power (see Notes 2 and 3 above).


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On April 1, 1995, the Company entered into a new Credit Agreement and Security Agreement with Trinity wherein Trinity agreed to loan the Company the principal amount of $6,730,000 for the purpose of making a required $5,000,000 equity capital infusion to JLH in order to consummate the Acquisition of the assets of JLS and TCI, to retire the existing Variable Rate Debenture of the Company to Trinity in the amount of $ 900,000 dated February 5, 1993 and to satisfy and retire certain other short-term obligations of the Company plus accrued interest. Included within the new Credit Agreement was the following:

         1. A fixed rate Debenture of the Company dated April 1, 1995 under which the Company promises to pay Trinity, or any subsequent holder of the Debenture, the principal sum of $6,730,000, plus accrued and unpaid interest at the fixed rate of 13% per annum and costs provided therein, on or before December 15, 2002.

         2. A Warrant Purchase Agreement dated April 1, 1995 by and between the Company and Trinity, in which (i) CPT granted to Trinity Warrants to purchase up to 2,000,000 shares of the common stock of the Company at an exercise price of $ 1.00 per share, (ii) the Company made certain representations to Trinity regarding its capitalization, the shares of Common Stock outstanding, the authorization of the Warrant and the continued truth and accuracy of representations of the Company in the new Credit Agreement and Security Agreement , (iii) Trinity made certain representations to the Company, including representations regarding the status of the Warrant (and the underlying shares of Common Stock, if issued) as "restricted securities" due to the anticipated issuance of such securities pursuant to exemptions from registration under the Securities Act of 1933, as amended, and (iv) the Company granted Trinity certain rights to receive financial information and reports of the Company and to inspect the assets, properties, books and records of the Company and its subsidiaries.

         3. Security Agreement dated April 1, 1995, between the Company and Trinity in which the Company pledged all of its shares of JLH to Trinity as collateral for the performance of its obligations under the new Credit Agreement.

                  Trinity has its principal business and executive offices at 1430 Broadway, 13th Floor, New York, New York 10018. Trinity is engaged in the investment business. William L. Remley, is the sole director and executive officer of Trinity.

                  Halton House Limited, a Bahamian Corporation, owns all of the outstanding capital stock of Trinity and Ascott Wing. Halton House Limited is a
holding       company      with       interests      in      investment      and
industrial/manufacturing/technology companies. William L. Remley is the sole director and executive officer of Halton House Limited. Halton House Limited is owned beneficially by The Halton Declaration of Trust which is a trust created under the laws of the Bahamas. As of August 31, 1995, all powers with respect to investment or voting securities beneficially owned by The Halton Declaration of Trust are currently exercisable by Gary R. Siegel, protector under the constituent documents of The Halton Declaration of Trust.

                  Mentmore has its principal business and executive offices at 1430 Broadway, 13th Floor, New York, New York, 10018. Mentmore engages in investment banking and corporate management services. Mr. Kramer is Chairman of the Board and Secretary of Mentmore. William L. Remley is a Director, President and Treasurer of Mentmore. An investment banking fee totaling $500,000 was paid to Mentmore by J&L in conjunction with the Acquisition.

                  Ascott Wing has its principal business and executive offices at 1430 Broadway, 13th Floor, New York, New York 10018. Ascott Wing is engaged in the investment business. William L. Remley is sole Director and Executive Officer of Ascott Wing. The preferred stock redemption obligation to Ascott Wing including accrued dividends through March 15, 1995, totaling $475,204 was converted to a deferred purchase money note bearing interest at a rate of 11% and payable interest only annually beginning March 15, 1996 and due December, 2002. Additionally, a note payable to Ascott Wing in the amount of $150,000 plus accrued interest was repaid in conjunction with the Acquisition.

The A.J. 1989 Trust is a U.S. grantor trust established for the benefit of Mr. Kramer's children. Mr. Remley is a Trustee of the A.J. 1989 Trust. Various advances from and a promissory note to The A.J. 1989 Trust were repaid in conjunction with the execution of the new Credit Agreement with Trinity on April 1, 1995.

         A management agreement exists between the Company and J&L whereby the Company or its designated affiliate provides executive management advisory services to J&L. The contract term of the agreement is for a period of six years and is subject to being automatically renewed annually thereafter, unless terminated by either party to the agreement. Annual compensation to the Company under this agreement totals $600,000 which includes out-of-pocket expenses incurred by the Company of up to $150,000 annually. The Company exercised its right under the agreement to designate Mentmore as the management advisory service provider and as a result has assigned all fees the Company is entitled to under this agreement to Mentmore. Management fee expense paid to Mentmore for the year ended June 30, 1995 under this agreement totaled $150,000.

                                                          PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.       Documents to be filed as part of this Report.

         1. The following financial statements of the Company and the report of its independent auditors are filed herewith:
                                                             Page of this Report

     Independent Auditors' Report by  LLP                                 26
     Financial Statements
     Consolidated Balance Sheets as of June 30, 1995 and 1994             27
     Consolidated Statements of Operations for the Years Ended
         June 30, 1995, 1994, 1993                                        28
     Consolidated Statements of Changes in Shareholders' Equity
        (Deficit) for the Years Ended June 30, 1995, 1994, 1993           29
     Consolidated Statements of Cash Flows for the Years Ended
         June 30, 1995, 1994, 1993                                        30
     Notes to Consolidated Financial Statements                           32

     2. The following financial statement schedules of the Company and the related reports of independent auditors are filed herewith:

                                                             Page of this Report

     Independent Auditors' Report on Schedules by
         Grant Thornton LLP                                               50
     Financial Statement Schedules
         I   -  Condensed Financial Information of Registrant             51
        II   -  Valuation and Qualifying Accounts                         52

Exhibit 11 - Computation of Earnings Per Share                            53

Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information required is included in the financial statements or the notes thereto.


B.       Reports on Form 8-K
                  Form 8-K filed by the Company on November 4, 1994 Form 8-K filed by the Company on April 21, 1995.

                                                         SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated: October 13, 1995           CPT HOLDINGS.  INC.


      /s/  Richard L. Kramer
      William L. Remley, President



         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                    Title                         Date

/s/ Richard L. Kramer         Chairman of the Board,         October 13, 1995
 Richard L. Kramer            Secretary and Director




/s/ William L. Remley          President, Treasurer          October 13, 1995
  William L. Remley            and Director (Principal
                               Executive, Accounting and
                               Financial Officer)


/s/ John D. Mazzuto            Director                      October 13, 1995
 John D. Mazzuto

Report of Independent Certified Public Accountants


Board of Directors
CPT Holdings, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of CPT Holdings, Inc. and Subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CPT Holdings, Inc. and Subsidiaries as of June 30, 1995 and 1994 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 1995 in conformity with generally accepted accounting principles.




                                                             GRANT THORNTON LLP

Pittsburgh, Pennsylvania
September 26, 1995,
     except for Note 9, to which the date is October 12, 1995.

                                            CPT Holdings, Inc. and Subsidiaries

                                                CONSOLIDATED BALANCE SHEETS

                                                          June 30,

                                                           ASSETS

                                                                                      (in thousands of dollars)
                                                                                 1995                        1994
Current assets
    Cash and cash equivalents                                           $          972               $         294
Receivables, net                                                                10,770                       2,211
    Inventories                                                                  8,009                       2,445
    Other current assets                                                           200                          95

               Total current assets                                             19,951                       5,045

Property, plant and equipment, net of accumulated
    depreciation of $709 and $434                                               36,860                       1,552
Goodwill, net of accumulated amortization of $330 and $310                       1,554                       1,648
Deferred financing costs, net of accumulated
    amortization of $81                                                          2,218                              -
Notes receivable                                                                   -                           186
Other assets                                                                       620                                      -
               Total assets                                             $       61,203               $       8,431


                                           LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
    Current portion of long-term obligations                            $        2,116               $       4,195
    Accounts payable                                                            10,368                       3,186
    Accrued liabilities                                                          3,257                       1,277
    Accrued income taxes                                                           300                        -
    Notes payable                                                                 -                            150
    Accrued loss on sale of assets                                                -                          3,049

               Total current liabilities                                        16,041                      11,857

Long-term obligations, net of current portion                                   52,339                       2,500

Minority interest in consolidated subsidiaries                                   2,494                         196

Redeemable preferred stock - authorized and issued
    3,500 shares of $100 par value each                                            -                           350
Common shareholders' deficit
    Common stock -  authorized  30,000,000  shares  of  $0.05  par  value  each;
        1,510,084 shares issued and
        outstanding                                                                 76                          76
    Capital in excess of par value                                               5,361                       4,368
    Accumulated deficit                                                        (15,108)                    (10,916)

               Total common shareholders' deficit                               (9,671)                     (6,472)

               Total liabilities and common shareholders'
                  deficit                                               $       61,203               $       8,431



The accompanying notes are an integral part of these statements.

                                        CPT Holdings, Inc. and Subsidiaries

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  Years ended June 30,

                                                                 (in thousands of dollars, except share amounts)
                                                                    1995                 1994                 1993
Revenue
    Net Sales     $                                             31,208    $          5,785        $       3,739
    Costs of sales                                              25,929               4,238                2,717
           Gross profit                                               5,279                   1,547                1,022
Selling, general and administrative                                   3,169                   1,466                1,272
           Operating income (loss)                                    2,110                      81                 (250)
Other (income) expense:
    Interest expense - net                                            2,070                      18                   83
    Minority interest                                                    26                    (169)                (134)
    Other (income) expense, net                                          (7)                -                    -
           Income (loss) from continuing
               operations before income taxes                            21                     232                 (199)
Income tax benefit                                                      389                  -                    -
           Income (loss) from continuing operations                     410                     232                 (199)
Discontinued operations
    Loss from operations of discontinued subsidiaries           (553)                (2,201)              (2,009)
    Net gain (loss) on disposal of discontinued
        subsidiaries, including provision of  $0, $0
        and $225, for operating losses during the
        phase-out period                                              2,129                  (6,371)               1,600
           Income (loss) before extraordinary item                    1,986                  (8,340)                (608)
Extraordinary item
    Gain from extinguishment of debt of
        discontinued operation                                        3,527                   -                     -
           NET INCOME (LOSS)                                  $       5,513        $         (8,340)    $           (608)
Primary earnings (loss) per share
    From continuing operations                                $        .27         $           .15      $          (.13)
    From discontinued operations                                      1.04                   (5.67)                (.28)
    From extraordinary item                                           2.34                    -                    -
           Total                                              $       3.65         $        (5.52)      $          (.41)
Weighted average common shares outstanding                        1,510,084               1,510,084            1,510,084
Fully-diluted earnings (loss) per share:
    From continuing operations                                $        .23         $           .15      $          (.13)
    From discontinued operations                                       .81                   (5.67)                (.28)
    From extraordinary item                                           1.82                    -                    -
           Total                                              $       2.86         $        (5.52)      $          (.41)
Fully-diluted common and common equivalent
    shares                                                      1,934,580            1,510,084            1,510,084
The accompanying notes are an integral part of these statements.


                            CPT Holdings, Inc. and Subsidiaries

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                            Years ended June 30, 1995, 1994, 1993


                                                                 (in thousands of dollars, except share amounts)
                                                                                                                         Equity
                                                                                                                     adjustment
                                                                                  Capital in                         from foreign
                                                      Common Stock                excess of      Accumulated          currency
                                                Shares           Amount            par value          deficit         translation

Balance at July 1, 1992                         1,312,359     $66          $    4,378            $(1,968)           $62

Translation adjustment                             -                        -                      -                -           (62)

Net loss                                           -                        -                      -                (608)          -

Issuance of additional shares at
   direction of U.S. Bankruptcy
   Court                                          197,725                   10                       (10)              -           -

Balance at June 30, 1993                        1,510,084                   76                     4,368            (2,576)        -

Net loss                                            -                        -                       -              (8,340)        -

Balance at June 30, 1994                          1,510,084                 76                     4,368           (10,916)        -

Basis Adjustment for
    Leveraged Acquisition
   (See Note 4)                                      -                       -                       -              (9,705)        -

Fair value of warrants to
   the Amended Credit Agreement                      -                       -                       840                 -         -

Fair value of warrants to
   Subordinated Term Note                            -                       -                       153                 -         -

Net income                                           -                       -                        -               5,513        -

Balance at June 30, 1995                           1,510,084                $76                   $5,361           $(15,108)     $ -













The accompanying notes are an integral part of these statements.

                                           CPT Holdings, Inc. and Subsidiaries

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Years ended June 30,


                                                                                 (in thousands of dollars)
                                                                      1995               1994                  1993
Increase (Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
Net income (loss)
    From continuing operations                                $            410     $            232     $           (199)
    From discontinued operations                                         1,576               (8,572)                (409)
    From extraordinary item                                              3,527                    -                    -
                                                                         5,513               (8,340)                (608)
Adjustments  to  reconcile  net  income  (loss)  to  net  cash  from   operating
    activities:
        Minority interest in earnings of subsidiaries                       26                 (169)                (134)
        Loss (gain) on discontinued operations                          (2,129)               3,322               (1,600)
        Gain on extinguishment of debt                                  (3,527)                   -                    -
        Depreciation and amortization                                      900                  478                  285
        Deferred taxes                                                    (710)                   -                    -
        Provision for restructuring, reorganization
           and other unusual items                                           -                  106                   29
        Write-off of reorganization value in excess
           of amounts allocable to identifiable assets                       -                  960                    -
        Changes in assets and liabilities, net of divestiture
           effects of Hupp and effects from purchase and
           contribution of the assets of J&L and Brighton:
               Decrease in accounts receivable                             540                  591                  250
               Decrease (increase) in inventory                          1,935                  870                 (430)
               Decrease (increase) in other current assets    (128)                  36                   61
               Increase (decrease) in accounts payable
                  and accrued liabilities                                4,237                 (386)                (427)
               Increase (decrease) in accrued loss
                  on sale of assets                                     (3,049)               3,049                    -
               Increase (decrease) in other current
                  liabilities                                             (552)                (149)                 304
               Other working capital changes                                 -                   -                    (2)
                  Net cash provided by (used in)
                     operating activities                                3,056                  368               (2,272)
Cash flows from investing activities:
     Proceeds used to purchase the assets of
        J&L Structural, Inc.                                           (54,659)                  -                    -
     Proceeds from the sale of assets of Hupp                            1,934                   -                    -
     Increase in other non-current assets                                  (72)                  -                    -
     Capital expenditures                                                 (751)                (146)                (409)
     Other changes, net                                         -                    -                    (53)
     Net acquisition of Hupp Industries, Inc.                               -                    -                     4
                  Net cash used in investing activities                (53,548)                (146)                (458)


                                                       (CONTINUED)

                                    CPT Holdings, Inc. and Subsidiaries

                                               Years ended June 30,


                                                                                 (in thousands of dollars)
                                                                          1995                 1994            1993
Cash flows from financing activities:

    Proceeds from issuance of long-term debt                            50,000                  649                  900
    Proceeds used to secure financing for the
      Acquisition                                                       (2,277)                   -                    -
    Sale of common stock of subsidiary                                   2,469                    -                    -
    Net borrowings under Revolving Credit Facility                       3,656                    -                    -
    Payments on long-term debt                                          (2,678)                (641)                (870)

                  Net cash provided by financing
                     activities                                         51,170                    8                  30

Net increase (decrease) in cash and cash equivalents                       678                  230                2,700)

Cash and cash equivalents:
    Beginning of year                                                      294                   64                2,764

    End of year                                               $            972         $        294        $          64


Supplemental Data - Cash paid during the period for:

    Interest                                                    $          650         $        379       $          193
    Income taxes                                                $           21         $          -       $            -


Supplemental schedule of non-cash investing and financing activities:

Reduction in equity and property, plant & equipment totaling $9,705,000 due to basis adjustment for leveraged Acquisition.










The accompanying notes are an integral part of these statements.

                                                   Page 53 of 58
                                       CPT Holdings , Inc. and Subsidiaries

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                             June 30, 1995, 1994, 1993


NOTE 1 - BASIS OF PRESENTATION

    Consolidated Accounts

The accompanying  financial  statements include the accounts of CPT
Holdings, Inc. and its direct and indirect majority-owned subsidiaries (the "Company"), J&L Structural, Inc. ("J&L"), J&L Holdings Corp. ("JLH"),
Continuous  Caster  Corporation  ("CCC")  and  Hupp  Industries,   Inc.
("Hupp.") All material intercompany transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform to the 1995 presentation.

    Discontinued Operations

    On February 1, 1993, the Company discontinued the operations of CPT Office Systems ("Office Systems") and CPT Image Systems ("Image Systems"). Office Systems was organized subsequent to June 30, 1991 in conjunction with the Reorganization Plan discussed in Note 2. Image Systems was formed as of July 1, 1992 as part of the Company's effort to focus on imaging system products. These two subsidiaries were engaged in the design, manufacture and sale of document processing equipment including hardware and applicable software used primarily in the office environment. The decision to close these operations was made as a result of low sales volume and the inability of the subsidiaries to provide working capital to sustain their operations. In addition, the Internal Revenue Service issued a lien on the assets of Office Systems and levied certain cash accounts of the subsidiary making the continued operations of Office Systems extremely doubtful. Pursuant to the Reorganization Plan, the assets and liabilities of the former CPT Corporation were assumed by Office Systems with the Company retaining no further obligations with respect to the liabilities of Office Systems. Operating results of Office Systems and Image Systems for the period from July 1, 1992 through February 1, 1993 are shown separately in the accompanying consolidated statement of operations.

     In February 1994, the Company discontinued the air conditioning segment of the operations of Hupp. The decision to discontinue this segment was based on the fact that the margin available was inadequate to achieve sustained profitability.

    On October 27, 1994, Hupp, its Senior Lender and the Company entered into a secured party asset sale agreement under which the Senior Lender sold to a third party, for approximately $1,780,000, their interests in substantially all of Hupp's assets. Pursuant to a sharing arrangement, the Company received $75,000 from the bank from these proceeds. Additionally, the bank and the Company agreed separately upon a sharing arrangement in all payments received on Hupp's $213,000 note receivable in which both held perfected security interests. Under the arrangement, the Company received a maximum of $75,000 and all remaining amounts were retained by the bank. Subsequent to the secured party sale, Hupp's historical operations ended, and Hupp was left with virtually no assets from which to pay its remaining unsecured obligations, including approximately $1,275,000 to the bank. This transaction was estimated to result in a loss totaling $3,049,000 which was recorded as an accrued loss on sale of assets at June 30, 1994. The actual loss incurred as a result of the asset sale

                                       CPT Holdings , Inc. and Subsidiaries


                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                             June 30, 1995, 1994, 1993

NOTE 1 - BASIS OF PRESENTATION - CONTINUED


     totaled approximately $920,000. The difference between the actual and estimated loss was due to changes in estimates with regard to certain contingencies and changes in financial position with regard to certain working capital items.

     The consolidated statements of operations and cash flows for the fiscal years ended June 30, 1993 and 1994 have been restated to reflect separately the operating results of the discontinued operations of Hupp, Office Systems and Image Systems.

     Extraordinary Item

     As a result of the submission of a final decree closing Hupp's Chapter 11 case (discussed further in Note 2) on July 24, 1995, certain outstanding notes payable, unsecured creditor obligations and administrative claims relating to this case totaling approximately $3,527,000 have been recognized as an extraordinary gain on extinguishment of debt for the fiscal year ended June 30, 1995. Certain accounts payable and accrued liabilities totaling approximately $2,220,000 remain on the consolidated balance sheet at June 30, 1995 as contingently payable liabilities. These remaining liabilities represent those of Hupp and are not guaranteed by the Company or any of its direct or indirect subsidiaries.

NOTE 2 - HUPP INDUSTRIES, INC.

     On February 5, 1993, the Company acquired 80.1% of the common stock of Hupp Industries, Inc. Hupp had filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Court and a Plan of Reorganization ("Hupp Plan") was approved by the Bankruptcy Court for the District of Ohio on January 8, 1993 and became effective February 8, 1993. The Company has accounted for its acquisition of Hupp as if Hupp's Plan was effective as of the date of purchase.

     Under the provisions of SOP 90-7, Hupp adopted "fresh start" reporting as of February 8, 1993 since its reorganization value at that date was less than the total of all post-petition liabilities and pre-petition claims, and holders of voting shares immediately before confirmation of the Hupp Plan received less than 50% of the voting shares of the emerging entity. Under this concept, all assets and liabilities were restated to reflect the reorganization value of Hupp which approximated its fair value at the date of reorganization.

     As discussed more fully in Note 1, on October 27, 1994, the Company, Hupp and it's primary secured lender entered into a secured party asset sale with a third party, whereby virtually all of Hupp's operating assets were sold to a third party for approximately $1,780,000.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a.   The Business

         The Company's operations include two distinct business segments within its single indirect operating subsidiary, J&L: J&L Structural and Brighton. J&L Structural manufactures and fabricates lightweight structural steel shapes which are distributed principally to the manufactured housing, tractor trailer construction and ship building industries. Brighton designs, manufactures and sells steel piercer points which represent disposable tooling used in the production of seamless steel tubes used in the petrochemical industry. CCC is a majority-owned, indirect subsidiary which holds title to 38 acres of undeveloped land adjacent to J&L in Aliquippa, Pennsylvania, which was acquired for the development of a melt shop, as further described in
         Note 4 herein.

    b.   Inventories

         The Company's inventories are valued on a first-in, first-out basis at lower of cost or market value.

    c.   Cash Equivalents

         For purposes of cash flows reporting, all investments purchased with maturities of 90 days or less are treated as cash equivalents.

    d.   Property and Depreciation

         Property and equipment are stated at cost. Expenditures for additions, renewals and improvements of property and equipment are capitalized, and expenditures for repairs and maintenance and gains or losses on disposals are included in operations. Depreciation was computed using primarily the straight-line method over the following estimated lives:

         Rental equipment and spare parts                     3 - 7 years
         Building and improvements                           5 - 40 years
         Office equipment, machinery and equipment           3 - 20 years
         Transportation equipment                                 7 years
         Land improvements                                   5 - 20 years
         Leasehold improvements                               2 - 5 years

     e.  Goodwill

         The  goodwill   associated   with   acquisitions   is  amortized  on  a
         straight-line basis over a period of 20 years.

         On an ongoing basis, management reviews the valuation and amortization of goodwill. As part of the review, the Company estimates the value and future benefits of the net income generated by the related subsidiaries to determine that no impairment has occurred.

     f.  Deferred Financing Costs

         Amortization of deferred financing costs is charged to interest expense on a periodic basis using a straight-line method over the average term of the Company's senior and subordinated loan facilities with independent lenders.

    g.   Foreign Currency

         For those international operations whose cash flows were primarily in their local currency, income statements are translated to U.S. dollars using average currency exchange rates in effect during the period, and financial position balances are translated using rates as of the end of the accounting period. Gains and losses from translation of financial statements of these international operations are included in shareholders' equity.

     h.  Revenue Recognition

         Revenue is recognized when product is shipped to dealers, distributors and direct customers.

     i.  Research and Development

         All product development costs are expensed as incurred. Product development costs included in discontinued operations were $0, $268,000 and $367,000 for 1995, 1994 and 1993, respectively.

     j.  Insurance

         J&L provides health insurance and workers compensation coverages to its employees under separate self-insurance programs that include certain stop-loss coverages. Insurance expense is recognized based on estimated losses under the program.

         Components of insurance expense include paid claims, incurred but not paid claims and estimated incurred but not reported claims.

      k. Income Taxes

         The Company accounts for income taxes utilizing the asset and liability method as prescribed by FAS No. 109 - Accounting for Income Taxes. Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance , if necessary, by the amount such benefits are not expected to be realized based upon available evidence.

     i.  Earnings Per Share

         The computation of primary earnings per share does not included outstanding stock warrants as common stock equivalents due to the fact that the average stock price for the period is below the warrant exercise price making the warrants antidilutive.

NOTE 4 - PURCHASE AND CONTRIBUTION OF ASSETS

     On April 6, 1995, J&L Acquisition Corp., a Delaware corporation ("JLA"), a newly incorporated, indirect, majority-owned subsidiary of the Company, acquired substantially all of the assets of J&L Structural, Inc. ("JLS") and Trailer Components, Inc. ("TCI"), Pennsylvania corporations based in Aliquippa, Pennsylvania, for $50 Million plus the assumption of certain liabilities (the "Acquisition"). The Acquisition was accounted for as a purchase effective April 6, 1995, and accordingly, at such date the Company recorded the assets and liabilites assumed at their estimated fair values, adjusted for the impact of the continuing residual interest of predecessor owners. Consequently, the accompanying financial statements reflect the results of operations and cash flows of J&L Structural from the period from the Acquisition (April 6, 1995) to June 30, 1995. Because the Acquisition qualifies as a highly leveraged transaction and a portion of the predecessor ownership will remain as indirect stockholders of JLA, application of Emerging Issues Task Force (EITF) Statement No. 88-16 - "Basis in Leveraged Buyout Transactions" resulted in a reduction of property, plant and equipment and common stockholder's equity in the amount of $9,705,000. Simultaneously with the closing, JLA changed its name to J&L Structural, Inc. ("J&L").

     As part of the Acquisition, the assets of Brighton Electric Steel Casting Company ("BESCC"), an existing subsidiary of and the direct parent of JLA, were contributed to JLA and as of the date of acquisition operate as a distinct division ("Brighton"). BESCC simultaneously changed its name to J&L Holdings Corp. ("JLH"). Prior to the closing of the Acquisition, BESCC redeemed its preferred stock from the holder thereof in consideration for the issuance by the Company of a Deferred

     Purchase Money Note in the approximate amount of $475,000, said amount equal to the stated value for the preferred stock plus the accrued dividends thereon, bearing interest at 11% and due December 15, 2002. The purchase price and related expenses were funded as follows: (1) a $25 Million 6-year Senior Term Loan bearing interest at prime plus 2% and secured by a first lien on the assets of JLA; (2) $23 Million of Subordinated Secured Notes each bearing interest at 13%, secured by a junior lien on the assets of JLA and including a grant of warrants equal in the aggregate to 15.3% of the common stock ownership of JLA (on a fully-diluted basis), exercisable at $.01 per share and subject to certain exercise restrictions; (3) a $15 Million Revolving Line of Credit bearing interest at prime plus 1.5% having an initial term of 5 years followed by a 1 year right of renewal at the lender's discretion; (4) a capital contribution of approximately $2.5 Million by the shareholders of JLS and TCI in return for the issuance of common stock representing 19.8% of JLH, which was in turn contributed to JLA; and (5) a $5 Million capital contribution from the Company to JLH which was, in turn, contributed by JLH to JLA.

     Also as part of the Acquisition, JLA distributed as a dividend to JLH the right (which JLA acquired from JLS) to acquire a 38-acre parcel of undeveloped land adjacent to the JLS rolling mill in Aliquippa, Pennsylvania. JLH, in turn, contributed the right to acquire the 38-acre parcel to CCC in exchange for all of the common stock of CCC. Shortly thereafter, CCC acquired title to the 38-acre parcel, using funds which JLS had placed in escrow prior to the Acquisition.

     Proforma results of continuing operations for the fiscal years ended June 30, 1995 and 1994, after giving effect to the acquisition of J&L as if it had occurred at the beginning of each period, are as follows (in thousands, except per share amounts):

                                                                                1995               1994

     Net Sales                                                            $   101,118         $   80,136

     Income (loss) before discontinued operations
        and extraordinary items                                                 2,000              (1,478)

     Net income (loss)                                                          7,103             (10,050)

     Income (loss) per share, assuming full dilution:
        From continuing operations                                      $         1.03       $        (.76)
        From discontinued operations and
           extraordinary item                                                     2.64               (4.43)

        Total                                                           $         3.67       $       (5.19)

NOTE 5  - ACCOUNTS RECEIVABLE

   Accounts receivable consisted of the following at June 30:
                                                                            (in thousands of dollars)
                                                                                  1995               1994
       Trade receivables                                                $        10,593      $       2,335
       Other                                                                        505                  -
                                                                                 11,098              2,355
       Less allowance for doubtful accounts                                        (244)              (124)
       Less allowance for discounts and returns                                     (84)              -
                Accounts receivable, net                                $        10,770      $       2,211

NOTE 6  - INVENTORIES

    Inventories consisted of the following at June 30:
                                                    (in thousands of dollars)
                                                     1995                1994
       Raw materials                      $         2,427      $       1,506
       Work-in-process                                  -                239
       Finished goods                               5,582                700
                Total                     $         8,009      $       2,445

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of the following at June 30:

                                                    (in thousands of dollars)
                                                    1995                 1994
       Land and land improvement         $           267      $          45
       Building                                    1,051                272
       Machinery and equipment                    35,375              1,483
       Furniture and fixtures                        326                186
       Office equipment                              192                  -
       Roll inventory                                178                  -
       Construction-in-process                       180                  -
                                                  37,569              1,986
       Less accumulated depreciation                 709                434
                Total                    $        36,860        $     1,552
NOTE 8 - ACCRUED LIABILITIES

    Accrued liabilities consisted of the following at June 30:
                                                     (in thousands of dollars)
                                                      1995                1994
       Salaries, commissions and severance payable $   881      $         437
       Interest                                      1,186                 50
       Property tax                                     42                219
       Warranty expenses                               -                  210
       Outstanding Hupp liabilities                    485                  -
       Other liabilities                               663                361

                Total                               $3,257      $       1,277

 NOTE 9 - LONG-TERM OBLIGATIONS

     Long-term obligations consisted of the following at June 30:                       1995            1994
                                                                                     (in thousands of dollars)
     Senior  Term Loan,  $25,000,000  principal  amount,  interest at prime plus
     2.0%, payable in monthly installments, beginning August 1, 1995, with final payment  due April 1, 2001,  senior  position  secured  by all the  assets, contracts, real property
     and common stock of J&L.                                                          $ 22,000               -

     Revolving Loan Facility, $15,000,000 principal amount,
     interest at  prime plus 1.5%, payable April 1, 2000, with a one year renewal option, senior position secured by all the assets, contracts, and real property and common stock of J&L.  Borrowings
     are based on accounts receivable trade amounts and inventory values.                 3,229                  -

     Subordinated  Term Notes,  $23,000,000  principal  amount,  interest at the fixed rate of 13%, payable interest only quarterly  beginning June 30, 1995 through March 31, 2002 and then quarterly  principal payments of $1,500,000 plus interest until due in June, 2005,  subordinated position to the senior debt with  respect to  securitization  by all the assets,  contracts,  real property and common stock of J&L. The Notes have been  discounted  $153,000 for financial  statement  reporting  purposes as a result of the fair value
     attributed to their related warrants (see Note 3).                                 23,000                  -





NOTE 9 - LONG-TERM OBLIGATIONS - CONTINUED

     Fixed  rate 13%  debenture  agreement  with a related  investment  company,
     $6,730,000 principal amount,  payable semi-annually interest only beginning
     October 1, 1995 and due December 2002,  secured by the Company's stock held in JLH. The debenture has been discounted  $840,000 for financial statement reporting purposes as a result of the fair value attributed to the related
     warrants (see below).                                                               6,730
                                                                                                                 -
     Deferred purchase money note payable to a related holding company, interest fixed at 11%, payable annually interest only
     beginning March 15, 1996 and due December 2002.                                        475                  -

     Secured  debt of a bank  consisting  of a term loan,  a  revolving  line of credit,  pre-petition accounts payable and various other loans, interest at prime plus 1.75%,  payable in increasing monthly installments (from $17,000 in August 1993 to $37,000 in August 1997) and due January 1998, securitized by substantially all the assets of Hupp. Borrowings are
     based on eligible accounts receivable and inventory.                                     -              4,085

     Variable  rate  debenture  agreement  with a  related  investment  company, interest at prime plus 2%, payable  interest only and due January 21, 2003, secured by substantially all assets of the
     Company.                                                                                 -                900

     Claims of unsecured creditors of Hupp                                                 -                 1,710

                       Total                                                            55,434               6,695
                                         Less-current maturities                         2,116               4,195
                  Less-discounts on long term obligations                                  979               -

                  Long-term obligations, net                                           $ 52,339           $  2,500


     At June 30, 1995, the following table sets forth the scheduled maturities of the long-term debt of the Company (in thousands of dollars):

               June 30,
                 1996                                         $   2,116
                 1997                                             2,776
                 1998                                             3,022
                 1999                                             3,125
                 2000                                             3,487
              Thereafter                                         40,908

                                                               $ 55,434

     Included as a part of the Senior Term Loan, above, the lender is providing a Capital Expenditure Line of Credit in the principal amount of $3,000,000. This facility which bears interest at the same rate as the Senior Term Loan, is available for a thirty-six month period and terminates as of April 30, 1998. At June 30, 1995, there were no outstanding borrowings under this facility. Any borrowings made under this Line of Credit, are payable in equal monthly installments beginning May 1, 1998 with the final payment to be made April 1, 2001.

     Under the terms of the Revolving Loan, the Company used $390,000 of its credit availability to issue a Letter of Credit. This Letter has been issued to an insurance company collateralizing the costs of certain insurance programs (see Note 14).

     The Senior Term Loan, Revolving Loan Facility and the Subordinated Term Notes include certain provisions which, among other things, provide that J&L will maintain certain financial ratios, limit the amount of annual capital expenditures, maintain a minimum tangible net worth and limit the amount of shareholder distributions. As of June 30, 1995, J&L was not in compliance with the minimum net worth requirement of the loan agreements due mainly to the application of EITF 88-16 , the effect of which was not finalized at the time of the closing of the Acquisition. The provisions of EITF 88-16 require that certain continuing shareholder interests be valued at their predecessor basis rather than at fair value to the extent of the lesser of their predecessor interest in the purchased company or continuing interest in the acquiring company. Application of EITF 88-16 had the effect of reducing property, plant and equipment and shareholder's equity; however, it had no cash impact to the financial statements. As a result, on October 12, 1995, the Company's lenders have amended the existing relevant loan agreements to ignore the effects of EITF 88-16 in computing minimum tangible net worth effective as of June 30, 1995.

     On April 1, 1995, the Company entered into a Credit Agreement ("Amended Credit Agreement") with Trinity Investment Corp. ("Trinity") whereby Trinity agreed to lend an aggregate of $6,730,000 in order to repay and satisfy the following, as well as to fund a $5,000,000 capital contribution to JLH:

             a) variable rate debenture in the original principal amount of $900,000 together with accrued interest thereon totaling approximately $185,000;

             b) certain intercompany advances plus accrued interest totaling approximately $270,000;

             c) promissory note payable to The A.J. 1989 Trust which originated in February 1994 in the original principal amount of $200,000 together with accrued interest thereon totaling approximately $22,000; and

             d) certain non-interest bearing intercompany advances from The A.J. 1989 Trust totaling approximately $150,000.

     Additionally, as part of the Amended Credit Agreement, a stock warrant purchase agreement was executed whereby Trinity was issued 2,000,000 warrants to purchase the same number of common stock shares of the Company at an exercise price of $1 per warrant for a period of ten years. These warrants have been valued at $840,000 as of the date of issuance utilizing the Black Scholes option pricing model. The value of the warrants has been recorded as an increase in additional paid-in capital of the Company.

     On February 8, 1993, the Company entered into a Credit Agreement (the "Credit Agreement") with Trinity, Trinity agreed to loan the Company the principal amount of $900,000 for the purposes of making the Hupp acquisition. Included within the Credit Agreement is a variable rate debenture agreement, a warrant purchase agreement and a security agreement. An aggregate of 302,000 warrants for the purchase of common stock of the Company at an exercise price of $1.25 per warrant were issued in conjunction with the Credit Agreement. These warrants were irrevocably cancelled without consideration by Trinity in March of 1995.

     The sole director and executive officer of Trinity and a Trustee for The A.J. 1989 Trust is also the president and executive officer of the Company.

     On March 15, 1995, BESCC redeemed its preferred stock from Ascott Wing, Inc., a related party, in consideration for the issuance by the Company of a Deferred Purchase Money Note in the approximate amount of $475,000, said amount equal to the stated value for the preferred stock plus the accrued dividends thereon.

     BESCC entered into a loan for $150,000 with a related party, which was repaid at the time of the J&L acquisition. In addition, BESCC had an unused line of credit with PNC Bank in the amount of $350,000 at June 30, 1994. This credit facility has been terminated as a result of the J&L acquisition.

     Hupp had secured debt consisting of a term loan and a revolving line of credit. The term loan and revolver represents two facilities for borrowings pursuant to a credit and security agreement with a bank which originally expired in January, 1998. Interest under both facilities was prime (7-1/4% at June 30, 1994) plus 1-3/4% and is payable monthly. The loans are collateralized by substantially all of Hupp's assets. As discussed more fully in Note 1, on October 27, 1994, the Company and Hupp entered into a secured asset sale with a third party, whereby proceeds of approximately $1,705,000 were used to reduce the Hupp-related financial institution debt.

NOTE 10 - INCOME TAXES

     At June 30, 1995, the provision for income taxes consisted of the following:
       Federal income tax provision        $ 135,000
       State income tax provision            236,600
       Deferred tax provision                (760,000)
             Total                         $ (388,400)

     The effective income tax rate on income from continuing operations differs from the statutory federal income tax rate for the fiscal year ended June 30, 1995, as follows:

                                                                  (in thousands)
         Income tax at U.S. Federal statutory rate of 34%          $     7
         Acquisition expenses                                          199
         State income taxes                                            165
         Utilization of net operating loss carryforwards and other    (760)
         Income tax benefit                                        $  (389)

     There was no income tax expense for the years June 30, 1994 or 1993 due to the absence of both financial statement and tax return income.

     Management has calculated its net operating loss carryforward at June 30, 1995 to be approximately $82 million. This amount has been determined with due regard to the Internal Revenue Code provisions pertaining to net operating losses of companies reorganized under the Federal bankruptcy laws. Such laws require that the net operating losses be reduced for various events occurring in the bankruptcy reorganization, and for two years thereafter. Consequently, the amount of net operating loss carryforward cannot yet be determined with total accuracy. Such losses can be carried forward and expire in the tax years ending June 30, 2002 through 2009.

     Temporary differences between financial statement carrying amounts and tax bases of assets and liabilities at June 30, 1995 were as follows:



     Current deferred taxes:
              Assets
                 Bad debt allowance                                                  $         87,000
                 Other                                                                          8,000
                 Valuation allowance                                                          (95,000)
         Total current deferred tax asset                                            $            -0-
     Non-current deferred taxes:
              Assets
                 Net operating loss carry forward                                    $     29,000,000
                 Basis difference in tax assets acquired                                    5,000,000
                 Valuation allowance                                                    (34,000,000)

         Total non-current deferred tax asset                                        $            -0-

     Management has recorded a valuation allowance against the deferred tax assets due to their belief that recovery of these future deductions against future taxable income is less than likely.

NOTE 11 - CAPITAL STOCK

     a.  Common Stock

     All information regarding the common stock of the Company (including per share amounts) reflects a 1-for-11 reverse split of the Class A Common Stock and Class B Common Stock effected on September 11, 1992 and a combination of the post-split Class A Common Stock and Class B Common Stock into Common Stock, which was effected on September 29, 1992. In addition, pursuant to an order of the U.S. Bankruptcy Court entered in October 1992 discussed above, the

     Company issued an additional aggregate of 197,725 shares of common stock. The shares outstanding after giving effect to these events total 1,510,084.

     b.  Preferred Stock

     The preferred stock redemption obligation including accrued dividends through March 15, 1995 totaling $475,204 was converted to a deferred purchase money note payable to a related holding company (see Note 9).

     c.  Warrants

     Warrants for 2,000,000 shares of Company common stock were issued to Trinity in conjunction with the Amended Credit Agreement executed on April 1, 1995. These warrants are exercisable for a period of ten years at $1.00 per share.

     Warrants for 302,000 shares of Company common stock were issued to Trinity in conjunction with the Credit Agreement executed on February 8, 1993. These warrants were irrevocably cancelled without consideration by Trinity in March 1995.

NOTE 12 - BENEFIT PLANS

     J&L maintains a defined contribution (money purchase) plan for substantially all employees whereby J&L makes contributions, at designated rates, based on hours worked. All contributions required under the plan have been funded as of June 30, 1995. Pension expense for the period from the date of Acquisition (April 6, 1995) to June 30, 1995, was approximately $ 90,000.

     J&L participates in the National Industrial Group Pension Plan (NIGPP) which is a multi-employer pension plan covering all employees of Brighton's collective bargaining unit. All contributions required under the plan have been funded as of June 30, 1995. A withdrawal from the plan would trigger an obligation to the plan for a portion of the unfunded benefit obligation. Pension expense for the year ended June 30, 1995, was approximately $39,000.

     J&L provides a profit sharing plan for substantially all employees. The amount available for profit sharing is based on a return on sales formula using defined levels of pretax income. For those employees compensated under terms of collective bargaining agreements, distributions are calculated and paid quarterly. For other eligible employees, calculations and distributions are made at J&L's fiscal year end. Such amounts have been reflected as current liabilities in the accompanying balance sheet. Profit sharing expense for the period from the date of Acquisition (April 6, 1995) to June 30, 1995, was approximately $189,000.

     J&L also maintains separate 401(k) or salary deferral plans for substantially all of its employees. Participation in these plans is based on hours of service. Both plans provide for employee contributions up to 20% of wages subject to certain adjustments. The plan associated with the collective bargaining agreement provides for discretionary company contributions. For the period ended June 30, 1995, no employer contributions had been made.

     In connection with its collective bargaining agreement with the Industrial and Allied Employees Union Local No. 73, (the "Union"), Hupp participated in a multi-employer defined benefit pension plan. The plan covers all of Hupp's employees who are members of the Union. Pension expense approximated $99,000, $38,000 and $33,000 for the fiscal years ended June 30, 1995, 1994 and 1993, respectively. As a result of the secured party asset sale on October 27, 1994, described in Note 1, Hupp was deemed to have withdrawn from the plan. This withdrawal triggered a demand for payment of withdrawal liability by the Union (see Note 13).

     Hupp had a profit-sharing plan covering all employees not covered by a collective bargaining agreement. Under this plan, eligible employees were permitted to defer a portion of their gross compensation up to a maximum amount as provided for by the plan or pursuant to Section 401(k) of the Internal Revenue Code. Hupp matched a portion of each employee's contribution subject to plan limitations. Contributions by Hupp approximated $11,000 for the year ended June 30, 1994 and $10,000 for the period February 8, 1993 through June 30, 1993. In conjunction with the secured party asset sale and discontinuance of Hupp operations, the plan has been terminated and final distributions to participants have occurred.

     The Company has an Employee Savings and Investment Plan to which eligible employees (as defined) of CPT Office Systems, Inc. may contribute between 1% and 15% of their annual compensation. The Company will contribute to the Plan, on behalf of the employee, up to 25% of the first 3% of the employee's payroll deduction contributions. Contributions totaled $-0-, $-0- and $3,000 for 1995, 1994 and 1993, respectively. The Company also has an Employee Stock Ownership Trust (ESOP) for the benefit of all CPT Office Systems, Inc. domestic employees. The Company's annual contribution is at the discretion of the Board of Directors and is not to exceed 5% of eligible employee salaries. No contributions were made for 1995, 1994 or 1993. On July 24, 1990, the Board of Directors authorized an amendment to the ESOP which, among other things, limits participation to those employees and former employees who were participating as of June 30, 1990 and provides for no additional contributions to the Trust by the Company. As a result of the discontinuance of CPT Office Systems, Inc., the Company is in the process of terminating these plans.

NOTE 13 - RENTAL COMMITMENTS

     Rental expense on operating leases which extended beyond a period of one year was $512,000 and $159,000, for fiscal years 1994 and 1993 respectively.

     The Company currently has no significant operating lease commitments which extend beyond a period of one year.

NOTE 14 - LITIGATION, COMMITTMENTS AND CONTINGENCIES

     The Industrial and Allied Employees Union Local No. 73 Pension Plan (the "Plan") issued a claim for payment of withdrawal liability totaling approximately $870,000 under Section 4219 of ERISA as against Hupp, The Company and all "controlled group" members, as a result of Hupp's cessation of contributions to the Plan following the discontinuance of Hupp's business in October 1994. The Company believes that it has meritorious defenses against this claim, and in order to preserve the right to challenge the claimed liability, the Company has been making monthly installment payments to the plan of approximately $25,000 since March 1995. The Company has recorded an accrual totaling $200,000 as of June 30, 1995 in accordance with the requirements of Financial Accounting Standards Board Statement No. 5 - Accounting for Contingencies. Management believes that the effect of the ultimate resolution of this claim will not have a material adverse impact on the financial position or results of the Company.

     The Company is a party to several lawsuits arising in the ordinary course of its business. The Company's management and legal counsel believe that there are valid defenses to the claims being asserted. While the Company's ultimate liability with respect to these lawsuits cannot be determined at this time, management believes the resolution thereof will not have a materially adverse effect on the financial position or results of the Company.

     J&L's workers compensation insurance program provides for self insurance with stop-loss protection. Under this arrangement, for the policy year November 1993-1994, J&L was required to issue a $390,000 letter of credit in the name of the insurance company. J&L is financially responsible for the face value of this letter of credit. The face value of this letter of credit reduces the availability under the Revolving Line of Credit facility described in Note 9. For the policy year November, 1994-1995, J&L elected to place on deposit with the insurance company an amount equal to $330,000. On June 30, 1995, approximately $266,000 remained on deposit with the insurance company, and is reflected as an Other Asset in the accompanying balance sheet.

     J&L has signed a contract for turnkey development, fabrication and installation of a new reheat furnace. The total estimated cost of the project is approximately $8,100,000 of which a downpayment totaling $710,000 was made during September 1995. Project completion is estimated to occur in May 1996.

NOTE 15 - RELATED PARTY TRANSACTIONS

     A management agreement exists between the Company and J&L whereby the Company or its designated affiliate provides executive management advisory services to J&L. The contract term of the agreement is for a period of six years and is subject to being automatically renewed annually thereafter, unless terminated by any party to the agreement. Annual compensation to the Company under this agreement totals $600,000 which includes out-of-pocket expenses incurred by the Company of up to $150,000 annually. The Company exercised its right under the agreement to designate Mentmore Holdings Corporation ("Mentmore") as the management advisory service provider and as a result has assigned all fees the Company is entitled to under this agreement to Mentmore. Management fee expense paid to Mentmore for the year ended June 30, 1995 under this agreement totaled $150,000.

     Mentmore engages in investment banking and corporate management services. An investment banking fee totaling $500,000 was paid to Mentmore by J&L in conjunction with the Acquisition. Richard L. Kramer is Chairman of the Board and Secretary of Mentmore. William L. Remley is a director and President of Mentmore.

     The President and Treasurer of the Company is also the sole director and executive officer of Trinity, a sole director and executive officer of Ascott Wing, Inc. and a Trustee for The A.J. 1989 Trust. Various lending and stock purchase warrant agreements have been executed by the Company with Trinity (see Notes 9 and 11). Various loans to the Company had been made by The A.J. 1989 Trust, and a Deferred Purchase Money Note exists in consideration for BESCC preferred stock redeemed on March 15, 1995 (see
     Note 9).

     Long-term employment contracts exist with three executives at J&L, formerly owners of JLS. These employment contracts extend for five year periods each through March , 2000.

NOTE 16 - SEGMENT INFORMATION

     The Company's continuing operations include two distinct business segments within its single operating subsidiary, J&L. J&L Structural manufactures and fabricates lightweight structural steel shapes which are distributed principally to the manufactured housing, tractor trailer construction and ship building industries. Brighton designs, manufactures and sells steel piercer points which represent disposable tooling used in the production of seemless steel tubes used in the petrochemical industry. The remaining operations of Hupp were discontinued on October 27, 1994, as a result of a secured party sale of all of its assets (see Note 1). Results of operations for Hupp have been included in discontinued operations for all fiscal years presented. Hupp manufactured heating, ventilating and air conditioning equipment used primarily in commercial applications and fractional horsepower electrical motors and mobile products used primarily in the heavy duty and off-road truck markets. The Company had operated in two additional business segments, CPT Office Systems and CPT Image Systems, which were discontinued during 1993. These discontinued subsidiaries had operated in the information handling and communications business. CPT Corporation (the predecessor company) had operated in the information technology business consisting of proprietary software and hardware in the word processing business and the imaging technology business. Financial information for continuing operations by business segment for the fiscal years ended June 30, is as follows:

                                                                                  (in thousands of dollars)
                                                                        1995              1994                1993

     Sales to unaffiliated customers:
          BESCC/Brighton                                   $         6,060      $        5,785     $         3,739
          J&L Structural                                            25,148                   -                   -

              Total                                          $      31,208      $        5,785     $ 3,739
    Income (loss) from continuing operations:
          CPT Holdings, Inc.                                 $      (1,094)       $       (476)               (674)
          BESCC/Brighton                                               769                 708                 475
          J&L Structural                                               346                   -                   -
              Income (loss) from continuing
                  operations before income taxes                        21                 232                (199)
          Income tax benefit                                           389                  -                   -
                  Total                                      $         410      $          232     $          (199)
     Identifiable assets:
          CPT Holdings, Inc.                               $           436      $           17
          BESCC/Brighton                                             3,299               3,512
          J&L Structural                                            57,120                 -
          Continuous Caster Corp.                                      348                 -
          Discontinued operations (Hupp)                                 -               4,902

              Total                                        $        61,203      $        8,431

     BESCC/Brighton's revenue was generated by five, five and four customers that comprised 73%, 82% and 69% of its total revenue in 1995, 1994 and 1993, respectively.

Report of Independent Certified Public Accountants



Board of Directors
CPT Holdings, Inc. and Subsidiaries


In connection with our audit of the consolidated financial statements of CPT Holdings, Inc. and Subsidiaries referred to in our report dated September 26, 1995, which is included in the 1995 Form 10-K, we have also audited Schedules I & II and Exhibit 11 as of and for the period ended June 30, 1995. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.


                                                             GRANT THORNTON LLP

Pittsburgh, Pennsylvania
September 26, 1995,
    except for Note 9, to which the date is October 12, 1995

                                                CPT HOLDINGS, INC.
                      SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                     June 30,
                                                     ($000's)



Balance Sheets

     Assets                                                                    1995                       1994

    Cash and cash equivalents                                           $          436               $          17
    Note receivable                                                                -                           200
    Investment in subsidiary                                                     7,120                       3,400

           Total assets                                                 $        7,556               $       3,617


    Liabilities and Shareholders' Equity

    Accrued liabilities                                                 $          501               $          63
    Due from subsidiaries                                                          -                           393
    Long-term obligations                                                        6,379                         900
    Accounts payable                                                                35                         538
    Common stock:  authorized 30,000,000 shares
          at $0.05 par value each; 1,510,084 shares
        issued and outstanding                                                      76                          76

    Capital in excess of par value                                               5,361                       4,368

    Accumulated deficit                                                         (4,796)                     (2,721)

    Total shareholders' equity                                                     641                       1,723

    Total liabilities and shareholders' equity                          $        7,556               $       3,617


Statements of Cash Flows

    Cash flows from operating activities                                $        1,185               $         493
    Cash flows from investing activities                                        (4,672)                      -
    Cash flows from financing activities                                         5,000                       -
    Net loss                                                                    (1,094)                       (476)

    Increase (decrease) in cash and cash equivalents                               419                          17

    Cash and cash equivalents
        Beginning of year                                                           17                        -
        End of year                                                     $          436               $          17

Statements of Loss

    Other income                                                        $           (7)              $        (259)
    Interest expense (income), net                                                 470                          (2)
    Operating expenses                                                             631                         737
    Net loss                                                            $        1,094               $         476

                                        CPT HOLDINGS, INC. AND SUBSIDIARIES

                                  SCHEDULE   II  -  VALUATION   AND   QUALIFYING
                                 ACCOUNTS For the years ended June 30, 1995, 1994 and 1993
                                                     ($000's)



                 Column A                 Column B         Column C           Column D             Column E          Column F

      ------------------------------- ----------------- --------------- --------------------- -------------------- --------------

               Description               Balance at       Charges to      Retirements (1)        Other charges        Balance
                                        beginning of       costs &                               add (deduct)        at end of
                                           period          expenses                                                   period
      ------------------------------- ----------------- --------------- --------------------- -------------------- --------------

      1995


      Allowance for Doubtful
          Accounts in Accounts
          Receivable                  $     124         $      67       $     161              $         214       $     244

      Allowance for Sales
          Discounts and Claims             $     -         $   -        $       19            $         103        $       84

      Contigency Reserve                   $      -     $    200             $    -                $      -        $     200


      1994

      Allowance for Doubtful
          Accounts In Accounts
          Receivable                  $      106        $      18            $    -                $      -            $
                                                                                                                   124

      1993

      Allowance for Doubtful
          Accounts in Accounts
          Receivable                  $     2,028       $   106              $    -                 $  (2                $   106
                                                                                              ,028)(2)
      ------------------------------- ----------------- --------------- --------------------- -------------------- --------------



(1) Represents write-offs of uncollectable accounts or realized sales discounts and claims.
(2)  Represents write-offs of uncollectable accounts of discontinued operations

                                                    EXHIBIT 11
                                        CPT Holdings, Inc. and Subsidiaries

                                         COMPUTATION OF EARNINGS PER SHARE

                                               Years ended June 30,

                                                                 (in thousands of dollars, except share amounts)
                                                                     1995                  1994
 1993

Income (loss) before extrardinary items                       $       1,986        $         (8,340)    $           (608)
Gain on extraordinary items                                           3,527                 -                      -
               Net income (loss)                              $       5,513        $         (8,340)    $           (608)
Primary Shares:
    Weighted average number of shares
        outstanding during period                                 1,510,084               1,510,084            1,510,084
    Shares issuable on exercise of all dilutive
        stock warrants, less shares assumed
        repurchased from proceeds                                    -                       -
-

               Total                                              1,510,084               1,510,084            1,510,084

    Primary earnings (loss) per share before
        extraordinary items                                   $        1.31        $         (5.52)     $           (.41)
    Primary earnings per share on
        extraordinary items                                            2.34                  -                      -

                                                              $        3.65        $         (5.52)     $           (.41)

Assuming Full Dilution:

    Weighted average number of shares
        outstanding during period                                 1,510,084               1,510,084            1,510,084
    Shares issuable on exercise of all dilutive
        stock warrants, less shares assumed
        repurchased from proceeds                                   424,496                 -                     -

               Total fully-diluted common
                    and equivalent shares                         1,934,580               1,510,084            1,510,084

    Earnings (loss) per share before extraordinary
        items  assuming full dilution                         $        1.04        $         (5.52)     $           (.41)
    Earnings per share on extraordinary
        items assuming full dilution                                   1.82                 -                     -

    Net earnings (loss) per share assuming
        full dilution                                         $        2.86        $         (5.52)     $           (.41)