Form 10-Q
period 1995-09-30
CPT HOLDINGS INC
filed 1995-11-13
CIK 25360

---------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 1995

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No ___


As of September 1, 1995, 1,510,084 shares of Common Stock were issued and outstanding.

--------------------------------------------------------------------------------

                          PART 1. FINANCIAL INFORMATION


ITEM 1:  Financial Statements

                       CPT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        ($000's Except Per Share Amounts)



                                                                          Three Months Ended
                                                                              September 30,
                                                                          1995               1994
                                                                          ----               ----

Net sales                                                               $ 26,944        $    1,527

Cost of sales                                                             23,611             1,178
                                                                         -------            ------

     Gross profit                                                          3,333               349

Selling, general and administrative                                        1,427               283
                                                                        ---------        ---------

     Operating income                                                      1,906                66

Other expense:
     Interest expense                                                      1,799              --
     Minority interest                                                        82                13
     Other expense net                                                        22                 1
                                                                          --------      ---------

Income from continuing operations
     before income taxes                                                       3                52

Income taxes                                                                  --                40
                                                                         ---------         -------

Income from continuing operations                                              3                12

Loss from discontinued operations                                            --                 389
                                                                        ---------            ------

Net income (loss)                                                       $      3         $    (377)
                                                                         ========          =========

Primary and fully-diluted earnings (loss) per share:
     From continuing operations                                         $    --          $     .01
     From discontinued operations                                            --               (.26)
                                                                        ---------           ------

         Total earnings (loss) per share                                $    --          $    (.25)
                                                                         ========         =========

Weighted average common and common
     equivalent shares outstanding (000's)                                 3,208             1,510
                                                                            =====            =====


See Notes to Unaudited Consolidated Financial Statements

                       CPT HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                       ($000's)

                                                                      September 30,      June 30,
                                                                          1995              1995
                                                                         (Unaudited)
ASSETS

Cash and cash equivalents                                               $     456        $     972
Receivables - net of allowances                                            10,581           10,770
Inventories                                                                 9,650            8,009
Other current assets                                                           82              200
                                                                        ----------        --------

     Total current assets                                                  20,769           19,951

Property, plant and equipment - net                                        37,568           36,860
Deferred financing costs, net                                               2,136            2,218
Goodwill                                                                    1,530            1,554
Other assets                                                                  653              620
                                                                       ----------          -------

     Total assets                                                       $  62,656        $  61,203
                                                                         ========           ======


LIABILITIES & SHAREHOLDERS' DEFICIT

Current Liabilities:
     Accounts payable                                                   $  11,237        $  10,368
     Accrued expenses                                                       3,152            3,557
     Current portion of long-term debt                                      2,423            2,116
                                                                           ------          -------

     Total current liabilities                                             16,812           16,041

Long-term obligations                                                      52,935           52,339

Minority interest                                                           2,577            2,494

Shareholders' deficit:
     Common stock authorized 30,000,000 shares
         of $.05 par value each, 1,510,084 shares
         issued and outstanding                                                76               76
     Capital in excess of par value                                         5,361            5,361
     Accumulated deficit                                                  (15,105)         (15,108)
                                                                           ------           ------

     Total shareholders' deficit                                           (9,668)          (9,671)
                                                                          -------          -------

     Total liabilities and shareholders' deficit                        $  62,656        $  61,203
                                                                           ======         ========





See Notes to Unaudited Consolidated Financial Statements

                       CPT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                     ($000's)


                                                                            Three Months Ended
                                                                              September 30
                                                                          1995                1994
                                                                          ----                ----
Cash flows from operating activities: Net income (loss):
         From continuing operations                                      $      3        $      12
         From discontinued operations                                        --               (389)

     Adjustments to reconcile net loss to net cash provided (used) by operations:
         Minority interest in earnings of subsidiaries                         82               13
         Depreciation and amortization                                        797              104
     Changes in working capital:
         Decrease in receivables                                              189              528
         Decrease (increase) in inventories                                (1,641)             295
         Decrease in other current assets                                     118               32
         Increase (decrease) in accounts payable
              and accrued expenses                                            463             (281)
                                                                        ---------        ---------

     Cash provided by operating activities                                     11              314
                                                                        ---------        ---------

Cash flows from investing activities:
     Capital expenditures                                                  (1,383)             (12)
     Increase in other assets                                                 (33)              --
                                                                        ---------        -----------

     Cash used by investing activities                                     (1,416)             (12)
                                                                        ---------        ---------

Cash flows from financing activities:
     Repayment on long-term obligations                                      (361)            (388)
     Net borrowings under revolving credit facility                         1,250              --
                                                                        ---------         --------

     Cash provided (used) by financing activities                             889             (388)
                                                                        ---------         --------

Net decrease in cash and cash equivalents                                    (516)             (86)

Cash and cash equivalents:
     Beginning of period                                                      972              294
                                                                         --------         --------
     End of period                                                      $     456         $    208
                                                                          =======          =======

Supplemental data - cash paid during the period for:
     Interest                                                           $   1,475        $      --
                                                                         ========           ======
     Income taxes                                                       $       7        $      48
                                                                         ========         ========






See Notes to Unaudited Consolidated Financial Statements

                               CPT HOLDINGS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of Presentation

     The accompanying financial statements include the accounts of CPT Holdings, Inc. and its direct and indirect majority-owned subsidiaries (the "Company" or "CPT"), J&L Structural, Inc. ("J&L"), J&L Holdings Corp. ("JLH"), Continuous Caster Corporation ("CCC") and Hupp Industries, Inc. ("Hupp.") All material intercompany transactions have been eliminated in consolidation.

     The Company's operations include two distinct business segments within its single indirect operating subsidiary, J&L: J&L Structural and Brighton. J&L Structural manufacturers and fabricates lightweight structural steel shapes which are distributed principally to the manufactured housing, tractor trailer construction and ship building industries. Brighton designs, manufacturers and sells steel piercer points which represent disposable tooling used in the production of seamless steel tubes used in the petrochemical industry. CCC is a majority-owned, indirect subsidiary which holds title to 38 acres of undeveloped land adjacent to J&L in Aliquippa, Pennsylvania.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10Q and do not include the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results for the year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1995.


     Discontinued Operations

     On October 27, 1994, Hupp, its Senior Lender and the Company entered into a secured party asset sale agreement under which the Senior Lender sold to a third party, for approximately $1,780,000, their interests in substantially all of Hupp's assets. Results of operations for Hupp for the fiscal quarter ended September 30, 1994, are included in discontinued operations.

     Acquisition

     On April 6, 1995, J&L Acquisition Corp., a Delaware corporation ("JLA"), a newly incorporated, indirect, majority-owned subsidiary of the Company, acquired substantially all of the assets of J&L Structural, Inc. ("JLS") and Trailer Components, Inc. ("TCI"), Pennsylvania corporations based in Aliquippa, Pennsylvania, for $50,000,000 plus the assumption of certain liabilities (the "Acquisition"). Simultaneously with the closing, JLA changed its name to J&L Structural, Inc. ("J&L"). The Acquisition was accounted for as a purchase effective April 6, 1995, and accordingly, at such date the Company recorded the assets and liabilities assumed at their estimated fair values, adjusted for the impact of the continuing residual interest of predecessor owners.

     As part of the Acquisition, the assets of Brighton Electric Steel Casting Company ("BESCC"), an existing subsidiary of the Company and the direct parent of J&L, were contributed to J&L and as of the date of acquisition operates as a distinct division ("Brighton") of J&L. BESCC simultaneously changed its name to J&L Holdings Corp. ("JLH"). Prior to the closing of the Acquisition, BESCC redeemed its preferred stock from the holder thereof in consideration for the issuance by the Company of a Deferred Purchase Money
     Note in the approximate amount of $475,000, said amount equal to the stated value for the preferred stock plus the accrued dividends thereon, bearing interest at 11% and due December 15, 2002. The purchase price and related expenses were funded as follows: (1) a $25,000,000 6-year Senior Term Loan which includes a $3,000,000 Capital Expenditures Line of Credit bearing interest at prime plus 2% and secured by a first lien on the assets of JLA;
     (2) $23,000,000 of Subordinated Secured Notes each bearing interest at 13%, secured by a Junior lien on the assets of J&L and including a grant of warrants equal in the aggregate to 15.3% of the common stock ownership of J&L (on a fully-diluted basis), exercisable at $.01 per share and subject to certain exercise restrictions; (3) a $15,000,000 Revolving Line of Credit bearing interest at prime plus 1.5% having an initial term of 5 years followed by a 1 year right of renewal at the lender's discretion; (4) a capital contribution of approximately $2,500,000 by the shareholders of JLS and TCI in return for the issuance of common stock representing 19.8% of JLH, which was in turn contributed to J&L; and (5) a $5,000,000 capital contribution from the Company to JLH which was, in turn, contributed by JLH to J&L.

     Also as part of the Acquisition, J&L distributed as a dividend to JLH the right (which J&L acquired from JLS) to acquire a 38-acre parcel of undeveloped land adjacent to the JLS rolling mill in Aliquippa, Pennsylvania. JLH, in turn, contributed the right to acquire the 38-acre parcel to CCC in exchange for all of the common stock of CCC. Shortly thereafter, CCC acquired title to the 38-acre parcel, using funds which JLS had placed in escrow prior to the Acquisition.


2.   Inventories

     Inventories consisted of the following (in $000's):
                                                                        September 30,       June 30,
                                                                            1995              1995

         Raw materials                                                  $   2,200        $   2,427
         Finished goods                                                     7,450            5,582
                                                                        ---------        ---------

                           Total                                        $   9,650        $   8,009
                                                                         ========         ========


3.   Long-Term Obligations

     Long-Term obligations consisted of the following (in $000's):

                                                                        September 30,       June 30,
                                                                            1995              1995

     Senior term loan                                                   $  21,820        $  22,000
     Subordinated term notes                                               23,000           23,000
     Revolving loan facility                                                4,297            3,229
     Fixed rate 13% debenture                                               6,730            6,730
     Deferred purchase money note                                             475              475
                                                                        ---------        ---------
                                                                           56,322           55,434

     Less:  current portion of long-term debt                               2,423            2,116
     Less:  discounts on long-term obligations                                964              979
                                                                        ---------        ---------

              Total                                                     $  52,935        $  52,339
                                                                         ========         ========

4.   Litigation. Contingencies and Commitments

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

     J&L has signed a contract for turnkey development, fabrication and installation of a new reheat furnace. The total estimated cost of the project is approximately $8,300,000 of which a downpayment totaling approximately $710,000 was made during September 1995. Project completion is estimated to occur in May 1996.

ITEM 2: Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Significant Events

On April 6, 1995, J&L Acquisition Corp. ("JLA"), an indirect majority-owned subsidiary of the Company, acquired the business and substantially all of the assets of J&L Structural, Inc. ("JLS") and Trailer Components, Inc. ("TCI") (the "Acquisition"). JLS and TCI were specialty manufacturers of high quality, lightweight structural steel shapes used primarily in the manufactured housing, truck trailer and highway safety systems industries. As part of the Acquisition, the assets of Brighton Electric Steel Casting Company ("BESCC") a wholly-owned subsidiary of CPT were also contributed to JLA, and thereafter, the results of operations for BESCC was reported as a division ("Brighton") of JLA. Immediately following the Acquisition, JLA changed its name to J&L Structural, Inc. ("J&L").

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

As a result of continued losses at Hupp, the Company attempted to renegotiate its forbearance agreement with its secured lender. The initial forbearance had expired July 15, 1994. On October 27, 1994, however, the secured lender chose to exercise its rights pursuant to the Credit and Security Agreement and held a secured party sale of the assets of Hupp to an unrelated party. Results of operations for Hupp for the fiscal quarter ended September 30, 1994 are included in discontinued operations.

Results of Operations

Net Sales: The Company recorded net sales of $26,944,000 for the three months ended September 30, 1995, which is comprised of $25,538,000 of net sales attributable to J&L Structural and $1,406,000 attributable to Brighton. Product demand for structural steel remains strong, particularly with respect to the manufactured housing market. Low mortgage rates, enhancements to the manufactured home product, and lower price points are factors contributing heavily to this increased demand. Brighton's net sales for the three months ended September 30, 1995, compares to the prior year net sales of $1,527,000 representing a 7.9% decrease. This decrease was due mainly to improvement in their customers' ability to extend the useful life of a piercer point through improved in-house maintenance.

Gross Margins: Gross margins as a percent of net sales was 12.4% and 22.9% for the three month periods ended September 30, 1995 and 1994, respectively. Gross margin for J&L Structural for the three month period ended September 30, 1995 was 12.0%. Gross margin was negatively impacted by higher than anticipated billet costs, purchases of certain lower end products from outside suppliers coupled with lower operating productivity and a decrease in production yields. The Company's management feels that the reduced productivity is a temporary situation due to the relative experience level of its work force. In late January 1995, a decision was made, based on sales demand and forecast, to begin a second shift of operations. This decision resulted in the hourly work force increasing from 153 employees at January 1, 1995 to 244 as of September 30, 1995, a 59% increase in the production work force. Management has implemented a productivity improvement program which includes employee orientation and training, establishment of continuing direct responsibilities and increased supervision and oversight.

Gross margins for BESCC/Brighton were 19.4% and 22.9% for the three-month periods ended September 30, 1995 and 1994, respectively. The decrease in gross margin was due mainly to increases in semi-variable overhead costs, the effect of which was magnified as a result of the decrease in net sales discussed above.

Selling, General and Administrative Expenses: Selling, general and administrative expenses totaled $1,427,000 and $283,000, representing 5.3% and 18.5% of net sales, for the three months ended September 30, 1995 and 1994, respectively. Selling, general and administrative expenses for J&L Structural for the three months ended September 30, 1995 totaled $1,238,000 while the same type of expenses for Brighton and CPT combined for the same period totaled $189,000. The decrease in selling, general and administrative expenses for Brighton and CPT combined resulted mainly from a reduction in salary and other overhead expenses at CPT.

Discontinued Operations: The loss from discontinued operations represents the loss from operations for Hupp for the three months ended September 30, 1994.


Liquidity and Capital Resources

Cash Flow: Cash and cash equivalents decreased $516,000 to $456,000 at the end of the first fiscal quarter compared with $972,000 as of June 30, 1995. Cash flow from operations for the three months ended September 30, 1995 totaled $11,000. The low level of cash flow from operations resulted from the effect of decreased gross margins and the building of inventories to more optimum levels. Cash flows for the first three months of this fiscal year is not comparable to the comparable period in the prior year.

The Company's investing activities included a downpayment totaling approximately $710,000 toward the new reheat furnace installation project scheduled for completion in May 1996. Total capital expenditures for this project will amount to approximately $8,300,000.

The Company's financing activities for the first quarter of fiscal 1995 included scheduled Senior Lender repayments totaling $361,000 and net borrowings under the Revolving Credit Facility totaling $1,250,000. The Revolving Credit Facility borrowing base as computed on September 30, 1995 totaled $13,760,000.

Liquidity: Although the Company's total equity represents a deficit of $9,669,000, this position is due largely to the poor performance of previously discontinued operations in addition to a basis adjustment for the leveraged
Acquisition in April 1995. Management expects that the Company's near term capital requirements for working capital will be provided for primarily from cash flow from operations. Funding for the new reheat furnace will be provided from Pennsylvania Industrial Development Authority (PIDA) loans totaling $400,000, the Capital Expenditures Line of Credit from the Company's Senior Lender totaling $3,000,000 and working capital to include the unused borrowing base of the Revolving Credit Facility.


PART II - OTHER INFORMATION


ITEM 1:   Legal Proceedings

         The Company is presently engaged in litigation related to its business activities. It is believed that the Company has meritorious defenses to such lawsuits and is defending itself in the ordinary course of business.


ITEM 2:   Changes in Securities

         None


ITEM 3:  Defaults Upon Senior Securities

         The Senior Term Loan, Revolving Loan Facility and the Subordinated Term Notes include certain provisions which, among other things, provide that J&L will maintain certain financial ratios, limit the amount of annual capital expenditures, maintain a minimum tangible net worth and limit the amount of shareholder distributions. As of June 30, 1995, J&L was not in compliance with the minimum net worth requirement of the loan agreements due mainly to the application of predecessor basis accounting to the opening balance sheet of J&L on the acquisition date. Application of predecessor basis accounting had the effect of reducing property, plant and equipment and shareholder's equity; however, it had no cash impact to the financial statements. As a result, on October 12, 1995, the Company's lenders amended the relevant loan agreements to ignore the effects of predecessor basis accounting in computing minimum tangible net worth effective as of June 30, 1995.

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



ITEM 4:  Submission of Matters to a Vote of Security Holders

         None


ITEM 5:  Other Information

         None


ITEM 6:  Exhibits and Reports on Form 8-K

         (a)   Exhibits:
               Exhibit 27:  Financial Data Schedule for first Quarter 10-Q

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



                                                    CPT HOLDINGS.  INC.


    Dated: November 13, 1995             By:      /s/William L. Remley
                                               --------------------------
                                                     William L. Remley,
                                                   President & Treasurer