Form 10-Q
period 1995-12-31
CPT HOLDINGS INC
filed 1996-02-15
CIK 25360

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
   ACT OF 1934 For the quarterly period ended: December 31, 1995

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                          Commission File Number 0-7462

                               CPT HOLDINGS, INC.

             (Exact name of registrant as specified in its charter)


                              Minnesota 41-0972129
         (State of Incorporation)   (I.R.S. Employer Identification No.)


         1430 Broadway, 13th Floor
         New York, New York                              10018
   (Address of principal executive office)            (Zip code)

   Registrant telephone number, including area code: (212)382-1313


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No ___ As of December 1, 1995, 1,510,084 shares of Common Stock were issued and outstanding.
--------------------------------------------------------------------------------

                          PART 1. FINANCIAL INFORMATION


ITEM 1:  Financial Statements

                       CPT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (dollars in thousands)


                                                                  Three Months Ended              Six Months Ended
                                                                      December  31,                  December 31,
                                                                  1995            1994           1995               1994


Net sales                                                     $    24,816     $    1,357       $   51,760       $    2,884
Cost of sales                                                      21,731          1,019           45,342            2,197
Gross profit                                                        3,085            338            6,418              687
Selling, general and administrative                                 1,843            316            3,270              602
     Operating income                                               1,242             22            3,148               85
Other expense (income):
     Interest expense                                               1,815             77            3,614               77
     Minority interest                                               (186)            60             (104)              73
     Other expense (income), net                                      755             (1)             778               (3)
Loss from continuing operations
     before income taxes                                           (1,142)          (114)          (1,140)             (62)

Income taxes                                                           -              21               -                61
Loss from continuing operations                                    (1,142)          (135)          (1,140)            (123)
Income  from discontinued operations                                   -           1,577               -             1,577
Net income (loss)                                             $    (1,142)    $    1,442       $   (1,140)      $    1,454
Primary and fully-diluted earnings (loss) per share:
     From continuing operations                               $     (.35)          $ (.09)      $    (.34)        $   (.08)
     From discontinued operations                                      -             1.04              -              1.04
Total earnings (loss) per share                               $     (.35)          $  .95       $    (.34)        $    .96
Weighted average common and common
     equivalent shares outstanding (000's)                          3,208           1,510           3,208            1,510

See Notes to Unaudited Consolidated Financial Statements

                       CPT HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                              December 31,               June 30,
                                                                 1995                       1995
                                                              (Unaudited)
ASSETS

Cash and cash equivalents                                     $       188               $      972
Receivables, net of allowances                                      9,230                   10,770
Inventories                                                        12,442                    8,009
Other current assets                                                   24                      200

Total current assets                                               21,884                   19,951

Property, plant and equipment, net                                 38,839                   36,860
Deferred financing costs, net                                       2,053                    2,218
Goodwill                                                            1,507                    1,554
Other assets                                                          653                      620

Total assets                                                  $    64,936               $   61,203


LIABILITIES & SHAREHOLDERS' DEFICIT

Current Liabilities:
     Accounts payable                                         $     8,381               $   10,368
     Accrued expenses                                               3,666                    3,557
     Current portion of long-term debt                              2,554                    2,116

     Total current liabilities                                     14,601                   16,041

Long-term obligations                                              58,756                   52,339

Minority interest                                                   2,390                    2,494

Shareholders' deficit:
Common stock authorized 30,000,000 shares
     of $.05 par value each, 1,510,084 shares
     issued and outstanding                                            76                       76
Capital in excess of par value                                      5,361                    5,361
Accumulated deficit                                               (16,248)                 (15,108)

Total shareholders' deficit                                       (10,811)                  (9,671)

Total liabilities and shareholders' deficit                   $    64,936               $   61,203



See Notes to Unaudited Consolidated Financial Statements


                       CPT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                     ($000's)


                                                                     hree Months Ended            Six Months Ended
                                                                         December 31,                    December 31,
                                                                     1995            1994             1995           1994
Cash flows from operating activities: Net income (loss):
     From continuing operations                               $    (1,142)   $      (135)      $    (1,140)   $      (123)

     From discontinued operations                                                  1,577                            1,577
Adjustments to reconcile net loss to net cash
     provided (used) by operations:
     Minority interest in earnings of subsidiaries                   (186)            61              (104)            73
     Depreciation and amortization                                    784             60             1,580            164
     Gain from sale of Hupp assets                                     -          (1,577)                -         (1,577)
Changes in working capital:
     Decrease in receivables                                        1,351            882             1,540          1,410
     Decrease (increase) in inventories                            (2,792)           (97)           (4,433)           198
     Decrease (increase) in other current assets                       77           (175)              194           (143)
     Decrease  in accounts payable
         and accrued expenses                                      (2,361)          (147)           (1,896)          (428)
     Decrease in other current liabilities                             -            (164)               -            (552)

Cash provided (used) by operating activities                       (4,269)           285            (4,259)           599

Cash flows from investing activities:
     Capital expenditures                                          (1,931)            -             (3,313)           (12)
     Proceeds from sale of Hupp assets                                 -           1,934                -           1,934
     Increase in other assets                                          -             (50)              (33)           (50)
     Cash provided (used) by investing activities                  (1,931)         1,884            (3,346)         1,872

Cash flows from financing activities:
     Repayment on long-term obligations                              (555)        (2,290)             (916)        (2,678)
     Net borrowings under revolving credit facility                 6,487             -              7,737             -
     Cash provided (used) by financing activities                   5,932         (2,290)            6,821         (2,678)

Net decrease in cash and cash equivalents                            (268)          (121)             (784)          (207)
Cash and cash equivalents:
     Beginning of period                                              456            208               972            294
     End of period                                            $       188    $        87       $       188    $        87

Supplemental data - cash paid during the period for:
Interest                                                      $     1,508    $        77       $     2,983    $        77
Income taxes                                                  $       160    $        21       $       167    $        69


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

The  accompanying  unaudited
consolidated financial statements have been prepared in accordance with the instructions to Form 10Q and do not include the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results for the year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.


Discontinued  Operations
--------------------------

On October 27, 1994,  Hupp,  its Senior Lender and the
Company entered into a secured party asset sale agreement under which the Senior Lender sold to a third party, for approximately $1,780,000, their interests in substantially all of Hupp's assets. Results of operations for Hupp for the fiscal quarter and six months ended December 31, 1994, are included in discontinued operations.


Acquisition
------------

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

2.   Inventories

     Inventories consisted of the following (in $000's):
                                                  December 31,       June 30,
                                                     1995              1995

         Raw materials                           $   3,893        $   2,427
         Finished goods                              8,549            5,582

                           Total                 $  12,442        $   8,009


3.   Long-Term Obligations

     Long-term obligations consisted of the following (in $000's):

                                                     December 31,       June 30,
                                                        1995              1995

     Senior term loan                               $  21,084        $  22,000
     Subordinated term notes                           23,000           23,000
     Revolving loan facility                           10,965            3,229
     Fixed rate 13% debenture                           6,730            6,730
     Deferred purchase money note                         475              475
                                                       62,254           55,434

     Less:  current portion of long-term debt           2,553            2,116
     Less:  discounts on long-term obligations            945              979

              Total                                 $  58,756        $  52,339


The Company's Senior Term Loan, Revolving Loan Facility and Subordinated Term Notes include certain provisions which, among other things, provide that J&L will maintain certain financial ratios, limit the amount of annual capital expenditures, maintain a minimum tangible net worth and limit the amount of shareholder distributions. As of December 31, 1995, J&L was not in compliance with its operating cash flow to total debt service ratio covenant with its Senior Lender, and additionally, J&L was not in compliance with the capital expenditures limitation covenant agreed to with both its Senior and Subordinated Lenders. The Company's Lenders have waived their rights with respect to the above covenant violations as of December 31, 1995, in response to the Company's request to do so.

On February 1, 1996, Trinity Investment Corp. ("Trinity") and the Company executed an unsecured line of credit agreement totaling $1 million bearing interest at 13% and payable with interest only semi-annually beginning April 1, 1996 until due in December, 2002. This line of credit was drawn on immediately in the amount of $456,406 to satisfy interest due in arrears to date. In conjunction with the execution of the line of credit, 300,000 warrants for Company stock have been issued to Trinity for a period of ten years with an exercise price of $4.00 per warrant.

 4.  Litigation, Contingencies and Commitments

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

J&L has signed a contract for turnkey development, fabrication and installation of a new reheat furnace. The total estimated cost of the project is approximately $8,300,000 of which approximately $ 2,240,000 has been disbursed against the project as of December 31, 1995. Project completion is estimated to occur in June 1996.


ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Events
------------------

On April 6, 1995, JLA, an indirect majority-owned subsidiary of the Company, acquired the business and substantially all of the assets of JLS and TCI (the "Acquisition"). JLS and TCI were specialty manufacturers of high quality, lightweight structural steel shapes used primarily in the manufactured housing, truck trailer and highway safety systems industries. As part of the Acquisition, the assets of BESCC, a wholly-owned subsidiary of CPT, were also contributed to JLA, and thereafter, the results of operations for BESCC was reported as a division ("Brighton") of JLA. Immediately following the Acquisition, JLA changed its name to J&L Structural, Inc. ("J&L").

J&L is segmented into two distinct operating divisions, J&L Structural division ("J&L Structural") and Brighton, as a result of significant differences in both customers and products. J&L Structural is also segmented into two separate divisions which includes the Ambridge division (formerly TCI). This distinction is due mainly to separate labor contracts which exist among the employees of J&L Structural. The Ambridge division provides finishing services required for certain J&L Structural products.

As a result of continued losses at Hupp, the Company attempted to renegotiate its forbearance agreement with its secured lender. The initial forbearance had expired July 15, 1994. On October 27, 1994, however, the secured lender chose to exercise its rights pursuant to a Credit and Security Agreement and held a secured party sale of the assets of Hupp to an unrelated party. Results of operations for Hupp for the fiscal quarter and six months ended December 31, 1994 are included in discontinued operations.

Results of Operations
---------------------

Net Sales: The Company recorded net sales of $24,816,000 and $1,357,000 for the three month periods ended December 31, 1995 and 1994, respectively. The three month net sales are comprised of $23,409,000 of net sales attributable to J&L Structural and $1,407,000 attributable to Brighton. Net sales for the six months ended December 31, 1995 and 1994 was $51,760,000 and $2,884,000, respectively. The six month net sales are comprised of $48,947,000 attributable to J&L Structural and $2,813,000 attributable to Brighton. Customer demand from the manufactured housing industry remains strong, while demand from the truck/trailer manufacturing industry has softened. Tons shipped of Junior Beams, which are used mainly by the Company's manufactured housing customers, totaled 68,835 tons which is ahead of planned shipments by 13.4% for the six months ended December 31, 1995. The improvement in Junior Beam shipments is offset partially by crossmember tons shipped to truck/trailer manufacturers for the same period which totaled 19,851, or 27.6% behind planned shipments. Overall sales were negatively impacted by low inventory levels primarily experienced at J&L's downriver storage facility in Iuka, Mississippi. In addition, an early winter season caused certain customers, particularly the guard rail construction industry, to curtail operations for the winter months. Lower than anticipated productivity and yield performance have also negatively impacted net sales.

The Company's management feels that the reduced productivity and yield is a temporary situation due to the relative inexperience of its work force. In late January 1995, a decision was made, based on sales demand, to begin a second shift of operations. This decision resulted in the hourly work force increasing from 153 employees at January 1, 1995 to 244 as of September 30, 1995, representing a 59% increase in the production workforce. Management has implemented a productivity improvement program which includes employee orientation and training, establishment of continuing direct responsibilities and increased supervision. Productivity and yield data for the last three months including January 1996 indicate a positive improvement trend in these measures.

Gross margin: Gross margins expressed as a percentage of net sales for the three months ended December 31, 1995 and 1994 were 12.4% and 24.9%, respectively. The three month gross margin for the period ended December, 1995 was comprised of 12.0% attributable to J&L Structural and 19.8% attributable to Brighton. Gross margins expressed as a percentage of net sales for the six months ended December 31, 1995 and 1994 were 12.4% and 23.8%, respectively. The six month gross margin for the period ended December, 1995 was comprised of 12.0% attributable to J&L Structural and 19.6% attributable to Brighton. Aggregate gross margins for the six months ended December 31, 1995 are 320 basis points below planned level due mainly to productivity and yield performance, as discussed above, lower net sales of higher margin crossmember products and higher than anticipated billet costs. Billet costs are driven mainly by the cost of scrap steel, its primary raw material component, which has been at record high cost levels due to the overall strength of the steel industry during this period. Management has acted to improve gross margin by announcing price increases on certain products effective January 1996. In addition, management has negotiated reductions in billet costs from its billet suppliers effective January 1996. Margins at Brighton during 1995 have been negatively impacted mainly due to lower sales of high margin Hastalloy piercer points as a result of customer efforts to extend their useful lives, and workers compensation rates which resulted from the merger with J&L Structural

Selling, general and administrative: Selling, general and administrative expense expressed as a percentage of net sales for the three months ended December 31, 1995 and 1994 were 7.4% and 23.3%, respectively. Selling, general and administrative expense expressed as a percentage of net sales for the six months ended December 31, 1995 and 1994 were 6.3% and 20.9%, respectively. Selling, general and administrative expenses as a percentage of sales increased from the first quarter due mainly to increased professional fees associated with the new labor contract negotiated with the United States Workers of America and a reduced level of overall overhead absorption based on lower net sales.

Interest expense: Interest expense for the three and six month periods ended December 31, 1995 was $1,815,000 and $3,614,000 respectively. The relatively flat level of interest expense between operating quarters in light of higher borrowing levels is reflective of lower interest rates.

Other expense: Other expense results mainly from a $828,000 charge relating to the signing of a new 58 month labor contract with J&L Structural's bargaining employees on December 3, 1995. This charge was comprised of a signing bonus of $1,500 per employee amounting to approximately $295,000 in aggregate, coupled with a retroactive bonus charge of $533,000 for calendar 1995 computed using the newly negotiated profit sharing formula.


Liquidity and Capital Resources
--------------------------------

Cash Flow: Cash and cash equivalents decreased $268,000 to $188,000 since September 30, 1995. Cash used by operations for the three and six months ended December 31, 1995 totaled $4,269,000 and $4,258,000, respectively. The negative cash flow from operations resulted from the net loss realized in the second fiscal quarter coupled with a build-up in inventory levels. Due to the early winter weather experienced this year, the highway guard rail business subsided earlier than anticipated which left J&L overstocked with billets for wide flange product totaling approximately $1,200,000.

The Company's investing activities are comprised mainly of disbursements totaling $2,240,000 against the new reheat furnace installation project scheduled for completion in June 1996. Total capital expenditures estimated for this project will amount to approximately
$8,300,000.

Liquidity: Although the Company's total equity represents a deficit of $10,811,000, this position is due largely to a basis adjustment for the leveraged Acquisition in April 1995 totaling approximately $9,705,000. Management expects that the Company's near term capital requirements for working capital will be provided for primarily from cash flow from operations. Funding for the new reheat furnace will be provided from state funding loans totaling $1,000,000, the Capital Expenditures Line of Credit from the Company's Senior Lender totaling $3,000,000 and working capital to include the unused borrowing base of the Revolving Credit Facility.

On February 1, 1996, Trinity Investment Corp. ("Trinity") and the Company executed an unsecured line of credit agreement totaling $1 million bearing interest at 13% and payable with interest only semi-annually beginning April 1, 1996 until due in December, 2002. This line of credit was drawn on immediately in the amount of $456,406 to satisfy interest due in arrears to date. In conjunction with the execution of the line of credit, 300,000 warrants for Company stock have been issued to Trinity for a period of ten years with an exercise price of $4.00 per warrant

PART II - OTHER INFORMATION


ITEM 1:   Legal Proceedings

         The Company is presently engaged in litigation related to its business activities. It is believed that the Company has meritorious defenses to such lawsuits and is defending itself in the ordinary course of business.


ITEM 2:   Changes in Securities

         None


ITEM 3:  Defaults Upon Senior Securities

The Company's Senior Term Loan, Revolving Loan Facility and Subordinated Term Notes include certain provisions which, among other things, provide that J&L will maintain certain financial ratios, limit the amount of annual capital expenditures, maintain a minimum tangible net worth and limit the amount of shareholder distributions. As of December 31, 1995, J&L was not in compliance with the capital expenditures limitation covenant agreed to with both its Senior and Subordinated Lenders. The Company's Lenders have waived their rights with respect to the above covenant violations as of December 31, 1995, in response to the Company's request to do so.

As of June 30, 1995, J&L was not in compliance with the minimum net worth requirement of the loan agreements due mainly to the application of predecessor basis accounting to the opening balance sheet of J&L on the acquisition date. Application of predecessor basis accounting had the effect of reducing property, plant and equipment and shareholder's equity; however, it had no cash impact to the financial statements. As a result, on October 12, 1995, the Company's Lenders amended the relevant loan agreements to exclude the effects of predecessor basis accounting in computing minimum tangible net worth effective as of June 30, 1995.

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

         None


ITEM 5:  Other Information

         None


ITEM 6:  Exhibits and Reports on Form 8-K

(a) Exhibits: Exhibit 27: Financial Data Schedule for second Quarter 10-Q (b) Reports on Form 8-K: Referenced to filing Form 8-K dated as of November 4, 1994. Referenced to filing Form 8-K dated as of April 6, 1995.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 CPT HOLDINGS.  INC.


         Dated:  February 14, 1996      By:      /s/William L. Remley
         ------------------------------------------------------------
                                                    William L. Remley,
                                                    President & Treasurer