Form 10-Q
period 1996-03-31
CPT HOLDINGS INC
filed 1996-05-22
CIK 25360

- --------------------------------------------------------------------          -
===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ------   ACT OF 1934 For the quarterly period

                              ended: March 31, 1996

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No ___


As of March 1, 1996, 1,510,084 shares of Common Stock were issued and outstanding.


- --------------------------------------------------------------------------------

                               CPT HOLDINGS, INC.


                                      INDEX





I. FINANCIAL INFORMATION

                                                                           Page
                                                                          Number

Item 1.  Consolidated Financial Statements



         Consolidated Statements of Operations
         Three Months and Nine Months Ended March 31, 1996
         and March 31, 1995                                                   3



         Consolidated Balance Sheets
         March 31, 1996 and June 30, 1995                                     4



         Consolidated Statements of Cash Flows
         Three Months and Nine Months Ended March 31, 1996
         and March 31, 1995                                                   5



         Notes to Consolidated Financial Statements                           6



         Item 2.  Management's Discussion and Analysis of Results of Operations
                  and Financial Condition                                     8





II.      OTHER INFORMATION

         Item 1.  Legal Proceedings                                          10

         Item 2.  Changes in Securities                                      10

         Item 3.  Defaults upon Senior Securities                            10

         Item 4.  Submission of Matters to a Vote of Security Holders        11

         Item 5.  Other Information                                          11

         Item 6.  Exhibits and Reports on Form 8-K                           11



         Signatures                                                          11

                          PART 1. FINANCIAL INFORMATION



                          ITEM 1: Financial Statements

                       CPT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                (dollars in thousands, except per share amounts)


                                                                  Three Months Ended              Nine Months Ended
                                                                        March  31,                      March 31,
                                                                  1996              1995         1996                1995
                                                                  ----              ----         ----                ----


Net sales                                                     $    24,047     $    1,626       $   75,806       $    4,509
Cost of sales                                                      20,775          1,210           66,116            3,406
                                                              -----------     ----------       ----------       ----------
Gross profit                                                        3,272            416            9,690            1,103
Selling, general and administrative                                 2,449            265            5,718              867
                                                              -----------     ----------       ----------       ----------
     Operating income                                                 823            151            3,972              236
Other expense (income):
     Interest expense                                               1,851             25            5,465              102
     Minority interest                                                  8             -               (95)              73
     Other expense (income), net                                      (64)            (1)             713               (5)
                                                              ------------    -----------      ----------       -----------
Income (loss) from continuing operations
     before income taxes                                             (972)           127           (2,111)             (66)

Income taxes                                                           -              10               -                72
                                                              -----------     ----------       ----------       ----------
Income (loss) from continuing operations                             (972)           117           (2,111)              (6)
Income from discontinued operations                                    -             -                 -             1,577
                                                              -----------     ----------       ----------       ----------
Net income (loss)                                             $      (972)    $      117       $   (2,111)      $    1,571
                                                              ============    ==========       ===========      ==========
Primary and fully-diluted earnings (loss) per share:
     From continuing operations                             $       (0.64)    $      0.08          $     (1.40) $        -
     From discontinued operations                                            -                      -             -
                                                              ------------------    -----------------    ----------
         1.04
Total earnings (loss) per share                               $       (0.64)  $      0.08           $  (1.40)   $       1.04
                                                              ==============  =================     =========   ============
Weighted average common and common
     equivalent shares outstanding (000's)                          1,510          1,510            1,510            1,510
                                                              ===========     ==========       ==========       ==========



See Notes to Consolidated Financial Statements

                       CPT HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                               March 31, June 30,

                                                                 1996                       1995


ASSETS

Current assets:
     Cash and cash equivalents                                $       710               $      972
     Receivables, net of allowances                                 9,603                   10,770
     Inventories                                                   12,284                    8,009
     Other current assets                                              79                      200
                                                              -----------               ----------

     Total current assets                                          22,676                   19,951

Property, plant and equipment, net                                 40,576                   36,860
Deferred financing costs, net                                       1,982                    2,218
Goodwill                                                            1,483                    1,554
Other assets                                                          729                      620
                                                              -----------               ----------

Total assets                                                  $    67,446               $   61,203
                                                              ===========               ==========


LIABILITIES & SHAREHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                         $     9,573               $   10,368
     Accrued expenses                                               3,863                    3,557
     Current portion of long-term debt                             55,679                    2,116
                                                              -----------               ----------

     Total current liabilities                                     69,115                   16,041

Long-term obligations                                               7,714                   52,339

Minority interest                                                   2,399                    2,494

Shareholders' deficit:
Common stock authorized 30,000,000 shares
     of $.05 par value each, 1,510,084 shares
     issued and outstanding                                            76                       76
Capital in excess of par value                                      5,361                    5,361
Accumulated deficit                                               (17,219)                 (15,108)
                                                              ------------              ----------

Total shareholders' deficit                                       (11,782)                  (9,671)
                                                              ------------              ----------

Total liabilities and shareholders' deficit                   $    67,446               $   61,203
                                                              ===========               ==========



See Notes to Consolidated Financial Statements

                       CPT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)


                      Three Months Ended Nine Months Ended

                                                                                        March 31,              March 31

                                                                                      1996    1995         1996       1995
                                                                                      ----    ----         ----       ----
Cash flows from operating activities: Net income (loss):
     From continuing operations ................................................   $  (972)   $ 117    $(2,111)   $    (6)
     From discontinued operations ..............................................      --       --         --        1,577
Adjustments  to  reconcile  net  income  (loss) to net cash  provided  (used) by operations:
     Minority interest in earnings of subsidiaries .............................         8     --          (95)        73
     Depreciation and amortization .............................................       787       33      2,367        197
     Gain from sale of Hupp assets .............................................      --       --         --       (1,577)
Changes in working capital:
     Decrease (increase) in receivables ........................................      (372)    (132)     1,167      1,276
     Decrease (increase) in inventories ........................................       158      (18)    (4,275)       180
     Decrease (increase) in other current assets ...............................       (55)      51        121        (92)
     Increase (decrease)  in accounts payable
         and accrued expenses ..................................................     1,389      200       (489)      (226)
     Decrease in other current liabilities .....................................      --       --         --
                                                                                              -----    -------    -------
                                                                                                                     (552)

Cash provided (used) by operating activities ...................................       943      251     (3,315)       850
                                                                                   -------    -----    -------    -------

Cash flows from investing activities:
     Capital expenditures ......................................................    (2,411)     (13)    (5,725)       (25)
     Proceeds from sale of Hupp assets .........................................      --       --         --        1,934
     Increase in other assets ..................................................       (76)    (150)      (108)
                                                                                              -----    -------    -------
                                                                                                                     (200)
     Cash provided (used) by investing activities ..............................    (2,487)    (163)    (5,833)     1,709
                                                                                   -------    -----    -------    -------

Cash flows from financing activities:
     Repayment on long-term obligations ........................................      (570)    --       (1,486)    (2,678)
     Borrowing under long term obligations .....................................     1,000     --        1,000       --
     Borrowing under unsecured line of credit ..................................       509     --          509       --
     Net borrowings under revolving credit facility ............................     1,127     --        8,863       --
                                                                                   -------    -----    -------    -------
     Cash provided (used) by financing activities ..............................     2,066     --        8,886     (2,678)
                                                                                   -------    -----    -------    -------

Net increase (decrease) in cash and cash equivalents ...........................       522       88       (262)      (119)
Cash and cash equivalents:
     Beginning of period .......................................................       188       87        972        294
                                                                                   -------    -----    -------    -------
     End of period .............................................................   $   710    $ 175    $   710    $   175
                                                                                   =======    =====    =======    =======

Supplemental data - cash paid during the period for:
Interest .......................................................................   $ 1,586    $  25    $ 4,569    $   102
                                                                                   =======    =====    =======    =======
Income taxes ...................................................................   $  --      $  10    $   167    $    72
                                                                                   =======    =====    =======    =======


See Notes to Consolidated Financial Statements


                       CPT HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of Presentation

          The accompanying financial statements include the accounts of CPT Holdings, Inc. and its direct and indirect majority-owned subsidiaries (the "Company" or "CPT"), J&L Structural, Inc. ("J&L"), J&L Holdings Corp. ("JLH"), Continuous Caster Corporation ("CCC") and H. Industries, Inc.
     (formerly known as Hupp Industries, Inc.) ("Hupp"). All material intercompany transactions have been eliminated in consolidation.

     The Company's operations include two distinct business segments within its single indirect operating subsidiary, J&L: J&L Structural and Brighton Electric Steel Casting Co. ("Brighton"). J&L Structural manufactures and fabricates lightweight structural steel shapes which are distributed principally to the manufactured housing, tractor trailer construction and ship building industries. Brighton designs, manufacturers and sells steel piercer points which represent disposable tooling used in the production of seamless steel tubes used in the petrochemical industry. CCC is a majority-owned, indirect subsidiary which holds title to 38 acres of undeveloped land adjacent to J&L in Aliquippa, Pennsylvania.

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

     The Company must adopt the recently issued Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("FAS 121") during fiscal 1997. FAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management has not adopted FAS 121, however, based on a preliminary assessment of its provisions relative to the Company, they do not expect its adoption to have a material impact on the financial statements.

     Discontinued Operations

     On October 27, 1994, Hupp, its senior lender and the Company entered into a secured party asset sale agreement under which the senior lender and the Company sold to a third party, for approximately $1,780,000, their interests in substantially all of Hupp's assets. Results of operations for Hupp for the nine months ended March 31, 1995, are included in discontinued operations.

     Acquisition

     On April 6, 1995, J&L, a newly incorporated Delaware corporation and indirect, majority-owned subsidiary of the Company, acquired substantially all of the assets of J&L Structural, Inc. ("JLS") and Trailer Components, Inc. ("TCI"), Pennsylvania corporations based in Aliquippa, Pennsylvania, for $50,000,000 plus the assumption of certain liabilities (the "Acquisition"). The Acquisition was accounted for as a purchase effective April 6, 1995, and accordingly, at such date the Company recorded the assets and liabilities assumed at their estimated fair values, adjusted for the impact of the continuing residual interest of predecessor owners. As part of the Acquisition, the assets of Brighton Electric Steel Casting Company ("BESCC"), an existing subsidiary of the Company and the direct parent of J&L, were contributed to J&L and as of the date of acquisition operates as a distinct division ("Brighton") of J&L. BESCC simultaneously changed its name to J&L Holdings Corp. ("JLH").

2.   Inventories

     Inventories consisted of the following (in $000's):
                                                                         March 31,          June 30,
                                                                            1996              1995

         Raw materials                                                  $   3,941        $   2,427
         Finished goods                                                     8,343            5,582
                                                                        ---------        ---------

                           Total                                        $12, 284         $   8,009
                                                                        =========        =========


3.   Long-Term Obligations

     Long-term obligations consisted of the following (in $000's):

                                                                         March 31,          June 30,
                                                                            1996              1995

     Senior term loan                                                   $  21,514        $  22,000
     Subordinated term notes                                               23,000           23,000
     Revolving loan facility                                               12,092            3,229
     Unsecured line of credit                                                 509              -
     Fixed rate 13% debenture                                               6,730            6,730
     Deferred purchase money note                                             475              475
                                                                        ---------        ---------
                                                                           64,320           55,434

     Less:  current portion of long-term debt                              55,679            2,116
     Less:  discounts on long-term obligations                                927              979
                                                                        ---------        ---------

              Total                                                     $   7,714        $  52,339
                                                                        =========        =========


     J&L's Senior Term Loan, Revolving Loan Facility and Subordinated Term Notes (collectively, the "Credit Agreements") include certain provisions which, among other things, provide that J&L will maintain certain financial ratios, limit the amount of annual capital expenditures, maintain a minimum tangible net worth and limit the amount of shareholder distributions. As of March 31, 1996, J&L was not in compliance with its operating cash flow to total debt service ratio covenant and the capital expenditures limitation covenant with both its senior and subordinated lenders. The loan covenant violations described above represent a default under the Credit Agreements which entitles the lenders the ability to declare all of J&L's outstanding obligations under the Credit Agreements due and payable subject to applicable notice or demand. As a result, the Company has reclassified all long-term obligations under the Credit Agreements to current liabilities. See also Note 5.

     Additional borrowings of $1 million were effected during the fiscal quarter ended March 31, 1996 under J&L's Senior Term Loan in connection with a special borrowing provision of up to $3 million for specified capital projects.

     On February 1, 1996, Trinity Investment Corp. ("Trinity") and the Company executed an unsecured line of credit agreement totaling $1 million bearing interest at 13% and payable with interest only semi-annually beginning April 1, 1996 until due in March, 2002. In connection with the execution of the line of credit, warrants to purchase 300,000 shares of Company common stock have been issued to Trinity for a period of ten years with an exercise price of $4.00 per share.

4.   Litigation, Contingencies and Commitments

     The Industrial and Allied Employees Union Local No. 73 Pension Plan (the "Plan") issued a claim for payment of withdrawal liability totaling approximately $870,000 under Section 4219 of ERISA as against Hupp, the Company and all "controlled group" members, as a result of Hupp's cessation of contributions to the Plan following the discontinuance of Hupp's business in October 1994. The Company believes that it has meritorious defenses against this claim, and in order to preserve the right to challenge the claimed liability, the Company has been making monthly installment payments to the Plan of approximately $25,000 since March 1995. The Company has accrued for the total amount claimed by the Plan, net of monthly installment payments, as of March 31, 1996.

     J&L has signed a contract for turnkey development, fabrication and installation of a new reheat furnace. The total estimated cost of the project is approximately $8,300,000 of which approximately $3,816,000 has been disbursed against the project as of March 31, 1996. Project completion is estimated to occur in July 1996.

5.   Going Concern

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Such consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations on a timely basis.

     The Company shows a loss from operations totaling ($992,000) and ($2,111,000) for the three and nine month periods ended March 31, 1996, respectively, while cash flows from operations totaled $943,000 and ($3,315,000) for the same respective periods. Significant transactions and events having a negative impact on earnings and cash flows at J&L during fiscal 1996 included a signing bonus and retroactive profit sharing plan charge related to the new labor contract with the United Steelworkers of America local union in December 1995 totaling $828,800. In addition, unfavorable yield and productivity results experienced particularly during the first six months of fiscal 1996 were a direct result of the significant level of new employees hired to support a permanent second shift of operations which was established late in fiscal 1995. Manufacturing variances and the financial impact from missing certain production planning objectives which related directly to the unfavorable levels of yield and productivity performance totaled approximately $2,000,000 for the nine months ended March 31, 1996. Separately, a CPT charge during the third fiscal quarter of this year in the amount of $550,000 relating to a pension claim for payment of withdrawal liability relating to Hupp also significantly impacted Company earnings.

     The Company's recent operating performance described above has resulted in certain loan covenant violations under J&L's Credit Agreements referred to in Note 3. These loan covenant violations represent a default under the Credit Agreements which entitles the lenders the ability to declare all of J&L's outstanding obligations under the Credit Agreements due and payable subject to applicable notice or demand.

     Management is confident of the Company's ability to generate sufficient cash flows from operations in the future to meet obligations on a timely basis. The combination of business growth adjustments and unusual charges experienced during fiscal 1996, as described above, are not expected to have a continuing impact on operations. Overall tonnage shipped remains strong, productivity measurement trends are improving and positive operational impact from the new reheat furnace following its July 1996 startup is expected, all of which should result in favorable levels of financial performance for the Company. Management is currently involved in active negotiations with its lenders and is confident that loan covenant waivers or a loan amendment can be obtained for a temporary period in order for expected improvements in operating results to be realized.

     The foregoing paragraph is comprised of forward looking statements. The Company wishes to caution readers that the following important factors, among others, some of which are not within management's control, could affect the Company's results of operations in the future and could cause the Company's actual results of operations to differ materially from those expressed in the foregoing forward looking statements: a significant downturn in manufactured housing construction and sales may occur, the reheat furnace efficiency specifications may not be realized, billet costs may continue to increase and the Company may not have the ability to pass such costs to customers, and productivity improvements may not be sustainable.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

On April 6, 1995, J&L, an indirect majority-owned subsidiary of the Company, acquired the business and substantially all of the assets of JLS and TCI (the "Acquisition"). JLS and TCI were specialty manufacturers of high quality, lightweight structural steel shapes used primarily in the manufactured housing, truck trailer and highway safety systems industries. As part of the Acquisition, the assets of BESCC, a wholly-owned subsidiary of CPT, were also contributed to J&L, and thereafter, the results of operations for BESCC were reported as a division ("Brighton") of J&L.

J&L is segmented into two distinct operating divisions, J&L Structural and Brighton, as a result of significant differences in both customers and products. J&L Structural is also segmented into two separate divisions which includes the Ambridge division (formerly TCI). This distinction is due mainly to separate labor contracts which exist among the employees of J&L Structural. The Ambridge division provides finishing services required for certain J&L Structural products.

As a result of continued losses at Hupp, on October 27, 1994, the secured lender chose to exercise its rights pursuant to a Credit and Security Agreement and held a secured party sale of the assets of Hupp to an unrelated party. Results of operations for Hupp for the nine months ended March 31, 1995 are included in discontinued operations.

Results of Operations

Net Sales: The Company recorded net sales of $24,047,000 and $1,626,000 for the three month periods ended March 31, 1996 and 1995, respectively. The three month net sales are comprised of $22,207,000 of net sales attributable to J&L
Structural and $1,840,000 attributable to Brighton. Net sales for the nine months ended March 31, 1996 and 1995 were $75,806,000 and $4,509,000, respectively. The nine month net sales are comprised of $71,153,000 attributable to J&L Structural and $4,653,000 attributable to Brighton. Customer demand from the manufactured housing industry remains strong, while demand from the truck/trailer manufacturing industry continues to be soft. Tons shipped of Junior Beams, which are used mainly by the Company's manufactured housing customers, totaled 101,887 tons which is ahead of planned shipments by 10% for the nine months ended March 31, 1996. The improvement in Junior Beam shipments is offset partially by crossmember tons shipped to truck/trailer manufacturers for the same period which totaled 28,304 tons or 33% behind planned shipments. Overall sales for the nine months ended March 31, 1996 were negatively impacted by low inventory levels experienced at J&L's downriver storage facility in Iuka, Mississippi. In addition, an extended and unusually harsh winter season caused certain customers, particularly the guard rail construction industry, to curtail operations for longer periods than anticipated. Unfavorable productivity and yield performance have also negatively impacted net sales for the nine months ended March 31, 1996. The Company's management feels that the reduced productivity and yield referred to above is a temporary situation due to the relative inexperience of its work force. In late January 1995, a decision was made, based on sales demand and forecast, to begin a second shift of operations. This decision resulted in the hourly work force increasing from 153 employees at January 1, 1995 to 244 as of September 30, 1995, representing a 59% increase in the production workforce. Management has implemented a productivity improvement program which includes employee orientation, training and feedback, establishment of continuing direct responsibilities and increased supervision and oversight. Productivity and yield data for the most recent three months continue to improve when compared against the first six months of this fiscal year.

Gross margin: Gross margins expressed as a percentage of net sales for the three months ended March 31, 1996 and 1995 were 13.6% and 25.6%, respectively. The three month gross margin for the period ended March 31, 1996 was comprised of 12.8% attributable to J&L Structural and 23.8% attributable to Brighton. Gross margins expressed as a percentage of net sales for the nine months ended March 31, 1996 and 1995 were 12.8% and 24.5%, respectively. The nine month gross margin for the period ended March 31, 1996 was comprised of 12.2% attributable to J&L Structural and 21.3% attributable to Brighton. Aggregate gross margins for the nine months ended March 31, 1996 are 320 basis points below planned level due mainly to productivity and yield performance, as discussed above, and higher than anticipated billet costs. Billet costs are driven mainly by the cost of scrap steel, its primary raw material component, which has been at record high cost levels due to the overall strength of the steel industry during this fiscal year. Gross margin improvement through sales price increases planned in the third fiscal quarter did not materialize due to competitive market conditions. Margins at Brighton during the three month period ended March 31, 1996 have improved over the first six months of the fiscal year due to success in passing along certain price increases to customers due to higher raw material costs and favorable product sales mix.

Selling, general and administrative: Selling, general and administrative expense expressed as a percentage of net sales for the three months ended March 31, 1996 and 1995 were 10.2% and 16.3%, respectively. Selling, general and administrative expense expressed as a percentage of net sales for the nine months ended March 31, 1996 and 1995 were 7.5% and 19.2%, respectively. Selling, general and administrative expenses increased as a percentage of sales during the third fiscal quarter due mainly to a provision totaling $550,000 for a pension liability claim against the Company which is currently pending.

Interest expense: Interest expense for the three and nine month periods ended March 31, 1996 was $1,851,000 and $5,465,000, respectively. The relatively flat level of interest expense realized over the nine month fiscal period, in light of higher borrowing levels, is reflective of lower interest rates in comparison to the first fiscal quarter.

Other expense: Other expense for the nine months ended March 31, 1996 reflects an $828,000 charge relating to the signing of a new 58 month labor contract with J&L Structural's United Steelworkers of America local union on December 3, 1995. This charge was comprised of a signing bonus of $1,500 per employee amounting to approximately $295,000 in aggregate, coupled with a retroactive bonus charge for calendar 1995 computed using the newly negotiated profit sharing computation totaling $533,000.

Liquidity and Capital Resources

Cash Flows: Cash and cash equivalents increased $522,000 to $710,000 during the third fiscal quarter. Cash provided (used) by operations for the three and nine months ended March 31, 1996 totaled $943,000 and ($3,315,000), respectively. Cash flows from operations for the three months ended March 31, 1996 was positive for the first time during this fiscal year to date due to the positive impact of improving productivity performance and maintaining more optimal levels of finished goods inventory at Aliquippa and Iuka. Negative cash flows from operations for the nine months ended March 31, 1996 resulted from poor productivity performance which ultimately impacted the inventory management plan. Increased manufacturing and shipping costs over planned levels accounted for the majority of the shortfall in cash flows from operations during this period.

As discussed in Note 3 to the consolidated financial statements, J&L is in violation of certain of its loan covenants under the Credit Agreements with both its senior and subordinated lenders. In addition to being in violation of its capital expenditures limitation covenant, J&L is also in violation of its operating cash flow to total debt service covenant ratio which totals .92:1.00 for a four rolling quarter measurement period. Under the terms of the Credit Agreements, J&L has defaulted which could result in the Lenders declaring all of J&L's outstanding obligations under the Credit Agreements due and payable subject to applicable notice or demand. As a result, the Company has reclassified all long-term obligations under the Credit Agreements to current liabilities. Cash flow necessary to meet total debt service requirements for the subsequent twelve months, assuming scheduled repayments, totals approximately $10,500,000. Management projections indicate that J&L has the ability to exceed this cash requirement based on the fact that overall tonnage shipped remains strong, productivity measurement trends are improving and a positive gross margin impact from the new reheat furnace following its July 1996 startup is expected.

Readers should be aware that the foregoing sentence contained forward looking statements which may not be realized. Several important factors listed in Note 5 to the consolidated financial statements contained herein, among others, could affect the Company's results of operations in the future and could cause the Company's actual results of operations to differ materially from those expressed in the foregoing forward looking statements.

The Company's investing activities are comprised mainly of disbursements totaling $3,816,000 against the new reheat furnace installation project scheduled for completion in July 1996. Total capital expenditures estimated for this project will amount to approximately $8,400,000.

Liquidity: Although the Company's total equity represents a deficit of $11,782,000, this position is due largely to a basis adjustment for the leveraged Acquisition in April 1995 totaling approximately $9,705,000. Management expects that the Company's near term capital requirements for working capital will be provided for primarily from cash flow from operations. Funding for the new reheat furnace is being provided from state loans totaling $1,100,000, the Capital Expenditures Line of Credit from J&L's senior lender totaling $3,000,000, of which $2,000,000 remains available, and working capital to include the unused borrowing base of the Revolving Credit Facility.

On February 1, 1996, Trinity Investment Corp. ("Trinity") and the Company executed an unsecured line of credit agreement totaling $1 million bearing interest at 13% and payable with interest only semi-annually beginning April 1, 1996 until due in March, 2002. This line of credit was drawn on immediately in the amount of $456,406 to service interest due in arrears to date. In conjunction with the execution of the line of credit, warrants to purchase 300,000 shares of Company common stock have been issued to Trinity for a period of ten years with an exercise price of $4.00 per share.

                           PART II - OTHER INFORMATION


ITEM 1:   Legal Proceedings

The Industrial and Allied Employees Union Local No. 73 Pension Plan (the "Plan") issued a claim for payment of withdrawal liability totaling approximately $870,000 under Section 4219 of ERISA as against Hupp, the Company and all "controlled group" members, as a result of Hupp's cessation of contributions to the Plan following the discontinuance of Hupp's business in October 1994. The Company believes that it has meritorious defenses against this claim, and in order to preserve the right to challenge the claimed liability, the Company has been making monthly installment payments to the Plan of approximately $25,000 since March 1995. The Company has accrued for the total amount claimed by the Plan, net of monthly installment payments, as of March 31, 1996.

The Company is presently engaged in other litigation related to its business activities. It is believed that the Company has meritorious defenses to such lawsuits and is defending itself in the ordinary course of business.


ITEM 2:   Changes in Securities

         None


ITEM 3:  Defaults Upon Senior Securities

         J&L's Senior Term Loan, Revolving Loan Facility and Subordinated Term Notes (collectively, the "Credit Agreements") include certain provisions which, among other things, provide that J&L will maintain certain financial ratios, limit the amount of annual capital expenditures, maintain a minimum tangible net worth and limit the amount of shareholder distributions. As of March 31, 1996, J&L was not in compliance with its operating cash flow to total debt service ratio covenant and the capital expenditures limitation covenant with both its senior and subordinated lenders. The loan covenant violations described above represent a default under the Credit Agreements which entitles the lenders the ability to declare all of J&L's outstanding obligations under the Credit Agreements due and payable subject to applicable notice or demand. As a result, the Company has reclassified all long-term obligations under the Credit Agreements to current liabilities. See also Note 5.

As of June 30, 1995, J&L was not in compliance with the minimum net worth requirement of the loan agreements due mainly to the application of predecessor basis accounting to the opening balance sheet of J&L on the acquisition date. Application of predecessor basis accounting had the effect of reducing property, plant and equipment and shareholder's equity; however, it had no cash impact to the financial statements. As a result, on October 12, 1995, J&L and its Lenders amended the relevant loan agreements to ignore the effects of predecessor basis accounting in computing minimum tangible net worth effective as of June 30, 1995.

Hupp had entered into a Credit and Security Agreement with a bank which provided certain working capital as well as term financing. During the fiscal year ended June 30, 1994, Hupp experienced financial problems which caused it to be in default under the Credit and Security Agreement. After discussions with its senior lender, on February 21, 1994 Hupp and the bank entered into a Conditional Forbearance Agreement by which the bank agreed to forbear from declaring a default and accelerating the maturity of the balance due under the Credit and Security Agreement until July 15, 1994 and to defer certain required principal payments owed by Hupp under the Credit and Security Agreement. Hupp's financial condition worsened and, as a consequence, on October 27, 1994 the bank exercised its rights under the Credit and Security Agreement to conduct a secured party sale of Hupp's assets to an unrelated third party.



ITEM 4:  Submission of Matters to a Vote of Security Holders

         None


ITEM 5:  Other Information

         None


ITEM 6:  Exhibits and Reports on Form 8-K

         (a)      Exhibits:
                  Exhibit 27:  Financial Data Schedule for the third quarter
                               10-Q

         (b)      Reports on Form 8-K:      Referenced to filing Form 8-K dated
                                            as of May 10, 1996.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            CPT HOLDINGS.  INC.


         Dated:  May 21, 1996         By:   /s/William L. Remley
                                         --------------------------
                                               William L. Remley,
                                               President & Treasurer