Form 10-Q/A
period 1996-03-31
CPT HOLDINGS INC
filed 1996-07-01
CIK 25360

=====================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

X QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF
  THE   SECURITIES   EXCHANGE  ACT  OF  1934
  For  the quarterly period ended: March 31, 1996

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANG ACT OF 1934

                          Commission File Number 0-7462

                               CPT HOLDINGS, INC.

             (Exact name of registrant as specified in its charter)


      Minnesota                    41-0972129
(State of Incorporation)   (I.R.S.Employer Identification No.)


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

CPT HOLDINGS, INC.








I.

   Item 6.  Exhibit 27:  Financial Data Schedule for the Third Quarter 10-Q

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           CPT HOLDINGS.  INC.


Dated:  July 1, 1996                   By:  /s/William  L. Remley
                                       William L. Remley
                                       President & Treasurer