Form 10-K
period 1996-06-30
CPT HOLDINGS INC
filed 1996-10-01
CIK 25360

Page 1 of 48
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF
    1934 [Fee Required] For the fiscal year-ended: June 30, 1996

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

                   Securities registered pursuant to Section
                               12(g) of the Act:
                                      NONE
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

As of August 30, 1996, the aggregate market value of shares of Common Stock of the registrant held by non-affiliates was approximately $ 1,860,746.00.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes     X      No ___

As of August 30, 1996, 1,510,084 shares of Common Stock were outstanding.

                                     PART I

ITEM 1.  BUSINESS

General

         CPT Holdings, Inc. ("CPT" or the "Company"), is a holding company which, through its indirect operating subsidiary, J&L Structural, Inc., a Delaware corporation ("J&L"), is a nationwide independent producer of high quality lightweight structural steel shapes, with a leading market share in the Northeast, Southeast and Mid-Atlantic regions. The Company's products are used primarily in the manufactured housing, truck trailer, and highway safety systems industries. The Company competes effectively on the basis of product quality, customer service and price, in a number of niche markets characterized by few competitors. The Company operates a uniquely designed mill on 33 acres in Aliquippa, Pennsylvania which enables the Company to efficiently produce thin, lightweight profile structural steel shapes (primarily I-Beams). The Company, through the Brighton Electric Steel Casting Division of J&L ("Brighton"), also has an 80 % market share in the domestic small piercer point market.

         CPT, a Minnesota corporation, was incorporated in 1971 as CPT Corporation. Its principal offices are located at 1430 Broadway, 13th Floor, New York, New York and its telephone number is (212) 382-1313. CPT adopted its current form as a holding company in accordance with its Amended Plan of Reorganization (the "Reorganization Plan") approved by the U.S. Bankruptcy Court for the District of Minnesota. The Reorganization Plan became effective as of July 23, 1991. References to the Company are intended to include CPT and its direct and indirect subsidiaries, unless the context provides otherwise.

         On February 8, 1993, Hupp Industries, Inc., now known as H. Industries, Inc., ("Hupp") became a majority-owned subsidiary of CPT when CPT acquired 80.1% of the capital stock of Hupp. Hupp was also a manufacturer of heating, ventilating and air conditioning equipment used primarily in commercial as well as military applications. Through its wholly owned division, DCM Corporation, Hupp was also a manufacturer of fractional horsepower electrical motors. Hupp experienced operating difficulties in both its air conditioning and electrical motor manufacturing businesses and in February, 1994 decided to discontinue the manufacture of its air conditioning products. Hupp continued to experience financial problems which caused certain defaults under its Credit and Security Agreement with its bank. Despite efforts to bring the operations of Hupp to profitability, Hupp was unable to eliminate its losses. As a consequence, on October 27, 1994, Hupp's senior lender exercised its rights and conducted a secured party sale of the assets of Hupp to an unrelated party. Hupp had no assets and no employees subsequent to October, 1994.

         On April 6, 1995, J&L, a newly incorporated, indirect, majority-owned subsidiary of the Company, acquired substantially all of the assets of J&L Structural, Inc. ("JLS") and Trailer Components, Inc. ("TCI"), Pennsylvania corporations based in Aliquippa, Pennsylvania, for $50 Million plus the assumption of certain liabilities (the "Acquisition"). JLS was a nationwide independent producer of high quality lightweight structural steel shapes used primarily in the manufactured housing, truck trailer and highway safety systems industries. TCI provided secondary services to JLS which are now provided by the Ambridge division of J&L.

         As part of the Acquisition, the assets of Brighton Electric Steel Casting Company ("BESCC"), an existing subsidiary of CPT and the direct parent of J&L, were contributed to J&L and BESCC changed its name to J&L Holdings Corp. ("JLH"). Prior to the closing of the Acquisition, BESCC redeemed its preferred stock from the holder thereof in consideration for the issuance by CPT of a Deferred Purchase Money Note in the approximate amount of $475,000, said amount equal to the stated value of the preferred stock plus the accrued dividends thereon, bearing interest at 11 percent and due December 15, 2002.

         Also as part of the Acquisition, J&L distributed as a dividend to JLH the right (which J&L acquired from JLS) to acquire a 38-acre parcel of undeveloped land adjacent to the JLS rolling mill in Aliquippa, Pennsylvania. JLH, in turn, contributed the right to acquire the 38-acre parcel to Continuous Caster Corporation, a newly- incorporated Delaware corporation, ("CCC") in exchange for all of the common stock of CCC. Shortly thereafter, CCC acquired title to the 38-acre parcel, using funds which JLS had placed in escrow prior to the Acquisition.

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

                  J&L Structural's products are monitored, tested and inspected throughout the manufacturing process to ensure that all aspects of quality meet applicable industry or customer specifications. The products are also inspected to ensure integrity of surface and dimensions.

                  J&L Structural's product lines are described below:

                  JUNIOR(R) Beams are hot rolled lightweight steel beam sections produced by rolling heated steel billets through J&L Structural's fourteen stand rolling mill. These sections have been accepted by designers and engineers for over half a century as the lightest hot-rolled structurals in their size class. JUNIOR(R) Beams are available in 3 to 12-inch depths, ranging in weight from 2.9 to 11.8 pounds per foot. A total of fourteen weights of JUNIOR(R) Beams are currently available. JUNIOR(R) Beams are manufactured in a wide range of steel grades including conventional and high strength steels. Strict quality control at J&L Structural's mill assures a homogeneous product, uniform in mechanical and chemical properties and possessing dimensions within close rolling tolerance limits. JUNIOR(R) Beams have the strength, light weight and versatility to be used by makers of manufactured housing and truck trailers, industrial and commercial contractors and machinery builders. JUNIOR(R) Beams are primarily used by the manufactured housing industry as undercarriage structural support.

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

                  Standard I-Beams are produced by J&L Structural in sections of 3" x 5.7 pounds per foot and 3" x 7.5 pounds per foot in the same variety of grades and lengths as available for its other products. The lighter weight three-inch section is used as a highway guardrail post section.

                  Split Tees (often referred to as Split Beams) are JUNIOR(R) Beams which are split longitudinally through the web section. This process produces two identical T-sections which are used for ship hull reinforcement.

                  J&L Structural's philosophy from its inception has been to incrementally expand its product offerings and capabilities while, at the same time, striving to maintain high levels of profitability. The Company expects to continue to add new products, new sizes and/or serve new markets on an "incremental" basis in the future. For example, J&L Structural is actively pursuing the possibility of rolling certain products in a manner that would reduce their current weight per foot and/or increase the products' engineered efficiency. Management believes that a new rolling process would have significant market implications, since end users are interested in cost savings through the use of lighter weight, structurally efficient products.

         Suppliers

                  Steel billets, J&L Structural's primary raw materials, are purchased from several domestic mini-mills and are delivered to J&L Structural's mill by barge, rail or truck. J&L Structural issues a billet quality standard which must be met by all suppliers. This standard includes specifications for billet chemistry, dimension and surface quality. J&L Structural typically purchases billets from two main suppliers and several alternate suppliers. Currently, over one-half of J&L Structural's semifinished steel requirements are sourced through one of its main suppliers. The loss or reduction in capability of this supplier would require J&L Structural to rely more heavily on their other current sources of supply. Management maintains good relationships with all its suppliers and would not expect any significant impact on its financial statements or its ability to source an adequate supply of billets assuming a need to change its supplier mix.

                  J&L is currently conducting a review of the feasibility of commencing construction of a melt shop/continuous caster complex in order to reduce its dependence on billet suppliers. Currently under consideration are two proposals on this project, however, no firm commitments have been made to date. While a final decision whether or not to construct a caster and melt shop has not been made, the Company and J&L believe this is the probable course of action.


         Marketing and Distribution

                  J&L Structural focuses its marketing efforts directly on end users of its products. J&L Structural's primary marketing strategy is to position itself as a high-quality niche manufacturer of a variety of lightweight structural steel products. Customer service and product quality are pivotal elements of that strategy, and as a result, J&L Structural maintains close ties with its customers and their markets. Due to its unique mill design and flexible operating schedule, J&L Structural is able to change its mill frequently at minimal cost. This allows for quick response to customer requirements, while maintaining reasonable inventory levels. As a result, J&L Structural has established a record of superior customer service which differentiates it from its competition.

                  J&L Structural maintains a sales force of five salaried employees, two of whom are stationed in the field and three in Aliquippa. In addition, a commissioned sales agent handles sales opportunities in Mexico and the rest of Latin America.

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

                  Moreover, J&L Structural's location also enables it to utilize barge, rail and truck lines to transport both its raw materials and finished goods, thereby allowing it to be responsive to its customers. In addition, the Company is in the process of seeking an additional distribution facility in the Southeast in order to enhance its storage capacity. The additional storage capacity is also expected to lower J&L Structural's freight costs, giving it the ability to seek higher margins in that region.

         Competition

                  J&L Structural competes effectively in all of its major product areas on the basis of product quality, customer service and price in a number of niche markets characterized by few competitors. Its location on the Ohio River allows it to ship products to customers and obtain raw materials on a very cost-effective basis in comparison to its competitors and provides it with expanded geographic coverage in an industry which is largely regional.

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

         Employees

                  As of August 31, 1996, J&L Structural employed a total of 283 employees. The United Steelworkers of America represents approximately 189 employees at J&L Structural (excluding the Ambridge division) under a labor agreement that expires in September, 2000. The Ambridge division of J&L Structural and its 52 unionized employees are also represented by the United Steelworkers of America on a five-year labor agreement, expiring in October, 1999. The Company believes that it has an excellent relationship with both union locals. J&L Structural has never experienced a work stoppage, has experienced few employee grievances and has very little employee turnover.

                  Backlog

                  The backlog of unfilled orders for J&L Structural typically averages less than 60 days. This remains the case even in strong markets due to frequent product rollings and adequate finished inventory levels that allow J&L Structural's customers to work within short lead times. As of August 31, 1996, J&L Structural had firm open orders totaling $7,040,000. This compares with a backlog of $8,677,000 at the same date in 1995. The reduction in backlog in comparison to the previous year is due mainly to the continued slowdown in the truck/trailer manufacturing industry.

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

         Marketing and Distribution

                  Brighton has 80% of the small piercer points business in the United States and excels in providing quality service and products. However, Brighton's customer base is limited. Essentially, the customer base consists of several major accounts which account for approximately 90% of Brighton's revenues. A major loss of one or more of its accounts or a significant reduction in demand by the steel industry would have a significant adverse impact on Brighton's profitability.

                  Brighton sells to and services its customers directly with its own personnel. In its effort to expand beyond its piercer-point business, Brighton has in recent years engaged two manufacturing representative firms. The diversification effort has increased its new non-piercer point sales from 15% of total sales in fiscal year 1989 to approximately 26% of total sales for the division in fiscal year 1996. In addition, the enhanced sales and marketing effort has created an increased market awareness of Brighton's capabilities in producing specialty high alloy steel castings.


         Competition

                  Brighton has limited competition in the small piercer point (1 to 250 pounds) market. Its only competition is Columbiana Foundry ("Columbiana") based in Columbiana, Ohio which produces a wide variety of castings, including piercer points.
In the past, Columbiana has focused its efforts on producing larger piercer points.

         Employees

                  As of August 31, 1996, Brighton employed a total of 24 employees. Most of Brighton's personnel are represented by the United Steelworkers of America under a contract which expires in December 1997. The Company considers its employee relations at Brighton to be good.

         Backlog

                  Brighton typically ships products within 30 days of receipt of an order. Therefore, Brighton does not maintain a significant backlog of unshipped orders. As of August 31, 1996, Brighton had firm open orders totaling $435,000. This compares to a backlog of $416,000 at the same date in 1995. Brighton does not consider its business to be seasonal.

         Environmental Compliance

                  Brighton operates with several environmental permits issued by the Pennsylvania Department of Environmental Protection. No significant environmental problems have arisen concerning the use or operation of Brighton's facilities or the conduct of its business. However, a change in the law or regulations at either the federal, state or local level could adversely impact the operations of Brighton.


     Financial Information Regarding Industry Segments and Foreign and Domestic Operations

         Financial information about the Company's various industry segments and its foreign and domestic operations and export sales is contained in Note 14 of the Notes to the Consolidated Financial Statements of the Company contained in item 8 of this Form 10-K. The Company's continuing operations do not currently have significant export sales or any foreign operations.


ITEM 2.  PROPERTIES
         CPT's principal executive offices were formerly located at 1140 Connecticut Avenue, N.W., Suite 1201, Washington, D.C. in approximately 2,000 square feet of office space, for which a lease existed with a term expiring in May 1998. On November 1, 1994 the Company moved its executive offices to 1430 Broadway, 13th Floor, New York, New York. The New York offices are occupied under a subleasing arrangement on a month to month lease. In December 1995, a settlement was reached with the landlord of CPT's former offices which released the Company from any future obligations under the lease.

         The Company's facilities include:(i) J&L Structural - a reheat furnace, a unique close-tolerance fourteen stand continuous rolling mill, a hot bed, straighteners, and sawing, stacking and bundling facilities located on approximately 33 acres on the Ohio River in Aliquippa, Pennsylvania, with over 265,000 square feet under roof and an adjacent barge loading facility; (ii) J&L Structural's Ambridge division - a fabricating facility located in a leased facility in Ambridge, Pennsylvania, approximately five miles from the main facilities; and (iii) Brighton's headquarters and manufacturing plant, a 25,000 square foot facility, located in Beaver Falls, Pennsylvania, approximately 10 miles from J&L Structural. J&L Structural's Aliquippa facility is secured by mortgages to its senior and subordinated lenders.

         CCC holds title to 38 acres of undeveloped land adjacent to J&L Structural in Aliquippa, Pennsylvania. The property was acquired subject to an agreed order between CCC and the Pennsylvania Department of Environmental Protection which required CCC to perform certain environmental remediation which has been completed at a cost totaling $52,000. Under the agreement by which this parcel was acquired, the Beaver County Corporation for Economic Development has a right of first refusal to repurchase the parcel for an amount approximating the purchase price plus all environmental testing and remediation costs incurred by CCC and its affiliates if CCC or its affiliates attempt to sell or transfer the property to a third party whose intent is other than to ultimately construct a melt shop and continuous caster on the property.


ITEM 3.  LEGAL PROCEEDINGS

         The Industrial and Allied Employees Union Local No. 73 Pension Plan (the "Plan") issued a claim for payment of withdrawal liability totaling approximately $870,000 under Section 4219 of ERISA against Hupp, CPT and all "controlled group members", as a result of Hupp's cessation of contributions to the Plan following the discontinuance of Hupp's business in October 1994. On July 10, 1996, the arbitrator sustained the Plan's claim of withdrawal liability against CPT. Pursuant to ERISA, CPT subsequently appealed the arbitration decision to the U.S. District Court for the Northern District of Ohio. As of August 31, 1996, CPT has made payments aggregating approximately $446,000 to the Plan and as of June 30, 1996, has fully accrued the amount of the outstanding claim less payments made through that date. The Company will continue to make monthly payments to the Plan of approximately $25,000 against the remaining obligation under this claim.

         The Company is a party to several lawsuits arising in the ordinary course of its business. The Company's management and legal counsel believe that there are valid defenses to the claims being asserted. While the Company's ultimate liability with respect to these lawsuits cannot be determined at this time, management believes the resolution thereof will not have a material adverse effect on the financial position or results of operations of the Company.


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

                                                                                         Fiscal 1996
                                                                                 High                  Low

         First Quarter (7/1-9/30/95)                                          $  4.75               $  1.87
         Second Quarter (10/1-12/31/95)                                          5.25                  3.12
         Third Quarter (1/1-3/31/96)                                             4.75                  2.12
         Fourth Quarter( 4/1-6/30/96)                                            4.37                  2.62

                                                                                         Fiscal 1995
                                                                                 High                  Low

         First Quarter (7/1-9/30/94)                                          $  1.25               $   .38
         Second Quarter (10/1-12/31/94)                                          1.13                   .25
         Third Quarter (1/1-3/31/95)                                             1.13                   .50
         Fourth Quarter( 4/1-6/30/95)                                            3.25                   .56


         The quoted bid prices reflect inter-dealer prices without retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions. As of August 31, 1996, there were approximately 1,763 common stockholders.

         Dividend Policy

         CPT has not paid any cash dividends on its common stock within the last two fiscal years and has no plan to pay any dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA
                           (in thousands except per share data)

         Selected Income Statement Data (1)(2):

                                                          1996            1995          1994           1993         1992
                                                          ----            ----          ----           ----         ----
         Total net revenue                             $   101,011      $  31,208     $   5,785     $   3,739      $  1,353
         (Loss) income from continuing
           operations after income taxes                    (1,909)           410           232          (199)          (75)
         (Loss) income from operations
           of discontinued subsidiaries                          -           (553)       (2,201)       (2,009)       (1,893)
         Net gain (loss) on disposal of
           discontinued subsidiaries                         2,220          2,129        (6,371)        1,600        -
         (Loss) income before income
           taxes and extraordinary items                       311          1,986        (8,340)         (608)       (1,968)
         Gain on extraordinary item                                         3,527          -             -             -
         Net income (loss)                                     311          5,513        (8,340)         (608)       (1,968)


         Earnings (loss) per share assuming full dilution:
           From continuing operations                     $   (.58)     $    .23      $   .15       $    (.13)     $  (.06)
           From discontinued operations                        .69           .81        (5.67)           (.28)       (1.61)
           Extraordinary items                                 -            1.82         -               -            -
                                                           ------------------------------------------------------------
         Net earnings (loss) per share                    $    .11      $   2.86      $ (5.52)      $    (.41)     $ (1.67)
         Fully-diluted common and
           common equivalent shares
           outstanding (000)                                 3,208          1,935         1,510         1,510         1,174

         Selected Balance Sheet Data (2):

         Total current assets                           $   19,623     $   19,951     $   5,045    $    6,957      $  5,929
         Total assets                                       68,584         61,203         8,431        14,311         8,052
         Current liabilities                                15,709         16,041        11,857         9,280         3,659
         Long-term obligations, net of
           current portion                                  59,288         52,339         2,500         2,448         1,502
         Redeemable preferred stock                          --            --               350           350           350
         Common shareholders equity
           (deficit)                                        (8,984)        (9,671)       (6,472)        1,868         2,538

         (1) As a result of the final discontinuance of operations for Hupp as of October 27, 1994, the consolidated statements of operations for fiscal years ended June 30, 1996, 1995, 1994 and 1993 have reflected the results of operations of Hupp as discontinued operations. In addition, certain secured and unsecured liabilities associated with the operations of Hupp have been treated as forgiven in the year ended June 30, 1995 based on the outcome of certain bankruptcy proceedings and a secured party asset sale. See Note 1 to the Consolidated Financial Statements.

         (2) On April 6, 1995, J&L, an indirect, majority-owned subsidiary of the Company, acquired the business and substantially all of the assets of JLS and TCI as discussed in Note 1 to the Consolidated Financial Statements. The Acquisition was accounted for as a purchase and the results of operations for the acquired assets from the date of acquisition (April 6, 1995) through June 30, 1995, were included in the Company's consolidated statement of operations for the fiscal year ended June 30, 1995.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Significant Events

                  On October 27, 1994, due to continuing operating losses, Hupp's senior lender proceeded with a secured party sale of the assets of Hupp to an unrelated party. As a result, all operations of Hupp and its wholly-owned division DCM were discontinued shortly thereafter. The loss from the final discontinuation of operations has been reflected in the year-end financial statements and results for the previous fiscal years ended June 30, 1994 and 1993 have been restated to show the discontinuation. In addition, on July 24, 1995, a final decree was issued by the Bankruptcy Court for the Northern District of Ohio closing the Chapter 11 case filed by Hupp prior to the Company's acquisition of Hupp. As a result, certain notes payable, unsecured creditor obligations and administrative claims relating to the Chapter 11 filing and totaling approximately $3,527,000 were forgiven. Certain other unsecured liabilities of Hupp which remained outstanding subsequent to the secured party sale of assets discussed above which totaled approximately $2,220,000, were written off during the year ended June 30, 1996. The $2,220,000 and $3,527,000 have been recorded in the Company's consolidated statement of operations as a gain from discontinued operations and an extraordinary item for the fiscal years ended ended June 30, 1996 and 1995, respectively.

                  On April 6, 1995, J&L, an indirect majority-owned subsidiary of the Company, acquired the business and substantially all of the assets of JLS and TCI as discussed in Note 1 to the Consolidated Financial Statements. JLS and TCI were specialty manufacturers of high quality, lightweight structural steel shapes used primarily in the manufactured housing, truck trailer and highway safety systems industries. The results of operations for the acquired assets from the date of acquisition (April 6, 1995) through June 30, 1995, were included in the consolidated statement of operations for the fiscal year ended June 30, 1995. The assets of BESCC were also contributed to J&L on the acquisition date, and therefore, the results of operations for BESCC subsequent to April 6, 1995 are reported as a division (Brighton) within the newly formed subsidiary, J&L.

         Results of Operations

                  Net Sales

                  The Company recorded net sales of $101,011,000 for the fiscal year 1996 which compares to net sales of $31,208,000 and $5,785,000 recorded for the fiscal years ending June 30, 1995 and 1994, respectively. Comparability of the periods is impacted primarily by the Acquisition on April 5, 1995. For fiscal 1996, $94,609,000 of total net sales were attributable to J&L Structural while $6,402,000 were attributable to Brighton. Domestic trailer orders for truck/trailer manufacturers have declined sharply over the year, while severe winter weather curtailed highway construction and certain manufactured housing operations for longer periods than anticipated. Certain of our customers in the manufactured housing industry, however, have experienced in excess of 20% growth in sales dollar volume over the last year. Comparing Brighton/BESCC net sales for fiscal 1996 to net sales for fiscal 1995 and 1994 totaling $6,060,000 and $5,785,000 indicates increases of 5.6% and 4.8%, respectively.

                  The Company recorded net sales of $25,205,000 and $26,699,000 for the three month periods ended June 30, 1996 and 1995, respectively. The three month net sales for June 30, 1996 and 1995, are comprised of $23,457,000, $1,748,000, $25,148,000 and $1,551,000 for J&L Structural and Brighton,
respectively. The decrease in J&L Structural revenues of 6.7% from the prior year's quarterly performance resulted from a decrease in both tonnage shipped and average price realized per ton. Shipments of crossmembers, which represent the Company's highest priced product per ton, to truck/trailer customers and wide flange beams used in highway guard rail construction were down 57.2% and 42.9%, respectively, compared to the same period in the prior year. Poor crossmember and wide flange shipments, however, were partially offset by an increase in JUNIOR(R) beam shipments to the manufactured housing business by 17.0% in comparison to the same period in fiscal 1995.

                  Gross Margins

                  Gross margins as a percentage of total net sales were 12.9%, 16.9% and 26.7%, respectively for fiscal years 1996, 1995 and 1994. Gross margins for J&L Structural for the year ending June, 1996 were 11.4% while margins for Brighton during that period were 24.4%. Gross margins for 1996 were reduced overall at J&L Structural due to two major reasons, unfavorable productivity and yield performance and higher than anticipated billet costs with little improvement in sales pricing. Unfavorable productivity and yield performance have negatively impacted margins for fiscal 1996. The Company's management feels that the reduced productivity resulted from the relative inexperience of its work force. In late January 1995, a decision was made, based on sales demand and forecast, to begin a second shift of operations. This decision resulted in the hourly work force increasing from 153 at January 1, 1995, to 244 as of September 30, 1995, representing a 59% increase in the production workforce. Management implemented a productivity improvement program during the second fiscal quarter which includes employee orientation, training and feedback, establishment of continuing direct responsibilities and increased supervision and oversight. Productivity and yield data began to improve during the second half of the fiscal year ended June 30, 1996. Billet costs are driven mainly by the cost of scrap steel, its primary raw material component, which has been at record high cost levels due to the overall strength of the steel industry during this fiscal year. Gross margin improvement through sales price increases did not materialize due to competitive market conditions. Margins at Brighton were consistent with the overall gross margin for the prior fiscal year.

                  Gross margins as a percentage of total net sales for the three months ended June 30, 1996 and 1995, were 14.5%, 32.9%, 14.9%, and 25.1% for J&L
Structural and Brighton, respectively. The decrease in gross margin for J&L Structural for the comparable periods was due mainly to reduced volume which was partially offset by increased productivity. The increase in gross margin for Brighton for the comparable periods was due mainly to a shift in production mix to higher margin products.

                  Selling, General and Administrative Expenses

                  Selling, general and administrative expenses totaled $7,075,000, $3,169,000 and $1,466,000 for fiscal years 1996, 1995 and 1994, respectively. As a percentage of net revenue, these expenses represented 7.0%, 10.2% and 25.3% of net revenues. During fiscal 1996, approximately $600,000 was related to additional expense necessary to support a contingency related to litigation with a Hupp pension plan sponsor (see Note 12 to the Consolidated Financial Statements). During fiscal 1995, approximately $500,000 related to a one time charge to J&L Structural relating to Acquisition costs, and approximately $300,000 related to expense necessary at CPT to support the Hupp pension plan litigation referred to above.

                  Other Expenses

                  Other expense for the fiscal year ended June 30, 1996 reflects an $828,000 charge relating to the signing of a new 58 month labor contract with J&L Structural's United Steelworkers of America local union on December 3, 1995. This charge was comprised of a signing bonus of $1,500 per employee amounting to approximately $295,000 in aggregate, coupled with a retroactive bonus charge for calendar 1995 computed using the newly negotiated profit sharing computation totaling $533,000.

                  Liquidity and Capital Resources

                  The Company's cash flows from operating activities totaled $1,866,000, $3,056,000, and $368,000 for the fiscal years ended June 30, 1996,
1995, and 1994, respectively. The decrease in cash flows from operations between fiscal 1996 and 1995 resulted mainly from a buildup of inventories from less than optimum levels in the prior year. The significant improvement in cash flows from operations between fiscal 1995 and 1994 was due mainly to the discontinuance of Hupp operations and the Acquisition.

                  J&L completed the installation of a new reheat furnace which was placed into service on July 26, 1996. The final cost of the project is estimated at approximately $8.5 million of which $6.7 million has been expended through June 30, 1996. This project has been financed through June 30, 1996 from borrowings of $2 million under the senior lender capital expenditure facility and from excess availability which existed under its revolving credit facility also with the senior lender. Subsequent to June 30, 1996, additional funding for the project includes $1.0 million of borrowings under the senior lender capital expenditure facility, and loans from state and county sources totaling approximately $1,350,000 which have been approved and are expected to close by October 31, 1996.

                  The successful operation of the new reheat furnace is expected to yield significant improvement in throughput and yield performance. As with any startup to a significant segment of a production facility, a ramp-up period is anticipated whereby realization of the equipment's full potential will not occur immediately. Management expects that this initial start-up phase could last through the second quarter of fiscal 1997.

                  The Company's cash flows from financing and investing activities for fiscal 1996 included the financing of capital spending in the amount of approximately $9.6 million, of which the reheat furnace described above, as well as an annealing furnace for Brighton totaling $800,000, comprised the majority of this investment. In both instances, the replaced furnaces were outdated technologically and were experiencing greater levels of maintenance and downtime in recent years. Management believes that productivity will be significantly improved as a result of these equipment upgrades. The Company's cash flows from financing and investing activities for fiscal 1995 were comprised almost exclusively of sources and uses of cash relating to the Acquisition. See the Company's Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

                  Cash and cash equivalents totaled $174,000, $972,000, and $294,000 as of June 30, 1996, 1995, and 1994, respectively. Although the Company's total equity represents a deficit of approximately $8,984,000, this position is due largely to the poor performance of previously discontinued operations and the basis adjustment for the leveraged Acquisition during fiscal 1995 (refer to the Statement of Changes in Shareholder's Equity (Deficiency) in the Consolidated Financial Statements). Management expects that cash flows from operations will continue to satisfy the Company's requirements to fund operating expenses, debt service and capital expenditures in the future.

                  Readers should be aware that the foregoing paragraphs contained forward looking statements regarding management's expectations for the reheat furnace and cash flows, which forward looking statements may not be realized. Several important factors could cause the Company's actual results of operations to differ materially from those expressed in the foregoing forward looking statements, including: a significant downturn in manufactured housing construction and sales may occur, the reheat furnace specifications may not be realized, or billet costs may increase and the Company may not have the ability to pass such costs to customers.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         INCLUDED IN ITEM 14


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On May 6, 1996, the Board of Directors of CPT approved Deloitte & Touche LLP as its independent accountant for the year ending June 30, 1996, and, simultaneously, management of CPT informed the former accountant, Grant Thornton LLP, that it had been dismissed. CPT did not have any disagreements with Grant Thornton regarding any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. Refer to Form 8-K dated May 6, 1996, as filed by the registrant with the Securities Exchange Commission on May 10, 1996 and Exhibit 1 thereto, incorporated herein by reference.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The names, ages and positions of the directors and executive officers of CPT as of August 31, 1996 are as follows:

        Name            Age                  Positions
   Richard L. Kramer    47  Chairman of the Board, Director and Secretary of CPT
   William L. Remley    45  President, Treasurer and Director of CPT
   John D. Mazzuto      46  Director of CPT
   Richard C. Hoffman   48  Assistant Secretary

Mr. Kramer has served as Chairman of the Board, a Director, and Secretary of the Company since January 3, 1992. For more than the past five years, Mr. Kramer has served as Chairman of the Board, a Director, and as a director of Republic Properties Corporation, a private real estate development firm. Since 1988, Mr. Kramer served as Chairman of the Board of Sunderland Industrial Holdings Corporation, a private holding company in various industrial manufacturing businesses. Mr. Kramer is also Chairman of the Board of Weldotron Corporation, Chairman of the Board of Texfi Industries, Inc., and Chairman of the Board, a Director and Secretary for Mentmore Holdings Corporation ("Mentmore"). Mr. Kramer is also Chairman of the Board, a Director, Vice President and Secretary for Trinity Investment Corp. ("Trinity"), Ascott Wing, Inc. ("Ascott Wing") and Halton House Limited.

                  Mr. Remley has served as a Director, President and Treasurer of CPT since January 3, 1992. Since 1988, Mr. Remley has served as Vice Chairman of Sunderland Industrial Holdings Corporation, a private holding company in various industrial manufacturing businesses. Mr. Remley is also Vice Chairman and Chief Executive Officer of Weldotron Corporation; Vice Chairman, Chief Executive Officer and President and a Director of Texfi Industries, Inc.; a Director, President and Treasurer of Trinity; a Director, President and
Treasurer of Ascott Wing; a Trustee for The A.J. 1989 Trust and a Director, President and Treasurer of Mentmore.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to Mr. William L. Remley for the fiscal years 1994, 1995 and 1996, as the only paid executive officer of the Company.

                               Annual Compensation
                 Name and                                  Salary              Bonus         Other Annual
          Principal Position            Year                 ($)                ($)          Compensation
                 (a)                      (b)                 (c)                (d)               (e)
                                        1996                 -0-                 -0-             $12,000
         William L. Remley              1995              $25,000(1)             -0-               -0-
              President                 1994              $50,000                -0-               -0-

         In fiscal 1995, no director received fees for the attendance at Company Board meetings. However, beginning July 1995, all directors of the Company received director's fees totaling of $12,000.00 annually.

         (1) Reflects the period from July 1, 1994 through December 31, 1994. Mr. Remley ceased receiving compensation thereafter.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Norwest Bank Minnesota, N.A. ("Norwest") serves as escrow agent of certain shares of the Company's Common Stock for the benefit of holders of "Allowed Claims" and for the benefit of stockholders of CPT Corporation, pursuant to the Reorganization Plan. As escrow agent, Norwest held approximately 378,571 shares of Common Stock for the benefit of such persons as of August 30, 1996.

         The following table sets forth certain information, as of August 30, 1996, with respect to the beneficial ownership of Common Stock by each person who is known by the Company to own beneficially more than 5% of outstanding shares of CPT's Common Stock, by each director of CPT, and by all officers and directors as a group:

                                                                  Number of Shares                      Percent of
                                                                      Beneficially                       Common
         Name                                                         Owned (1)                           Stock
         ----                                                         ---------                        ----------
         Richard L. Kramer                                                -0-                               -0-
         William L. Remley                                                -0-                               -0-
         John D. Mazzuto                                                  -0-                               -0-
         Ascott Wing, Inc. (2)                                             604,586                         17.22%
         Trinity Investment Corp. (3)(4)                                 2,072,500                         59.04%
         Halton House Limited (2)(4)(5)                                  2,677,086                         76.27%
         The Halton Declaration of Trust (2)(4)(5)                       2,677,086                         76.27%
         Bahamas Protectors Ltd., a Bahamian
             corporation (2)(4)(5)                                       2,677,086                         76.27%
         All Directors and Officers as a group                           2,677,086                         76.27%
            (4 persons including those named above) (4)(5)(6)

         (1) The Persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by each of them, subject to community property laws, where applicable, and the information contained in other footnotes to the table.

         (2) The principal offices of Ascott Wing, are at 1430 Broadway, 13th Floor, New York, New York 10018. Halton House Limited, owns all of the outstanding stock of Ascott. Halton House Limited's principal offices are located at c/o Coutts and Company (Bahamas) LTD., P.O. Box N7788, West Bay Street, Nassau, Bahamas. William L. Remley and Richard L. Kramer are directors and executive officers of Halton House Limited. The Halton Declaration of Trust ("Halton Trust") whose principal address is c/o Coutts and Company (Bahamas) LTD, P.O. Box N7788, West Bay Street, Nassau, Bahamas, is the majority owner of Halton House Limited. All powers with respect to investment voting securities beneficially owned by Halton Trust are exercisable by Bahamas Protectors Ltd., a Bahamian corporation, protector under the constituent documents of Halton Trust. Bahamas Protectors Ltd.'s business address is c/o Private Trust Corp., Charlotte House, Charlotte Street, Nassau, Bahamas.

         (3) The principal offices of Trinity are at 1430 Broadway, 13th Floor, New York, New York 10018. Halton House Limited owns all of the outstanding stock of Trinity (see Note 2 above). William L. Remley and Richard L. Kramer are directors and executive officers of Trinity.

         (4) Includes 2,000,000 shares that could be acquired upon exercise of a Warrant at an exercise price of $1.00 per share.

         (5) Includes shares owned by Ascott and shares subject to a Warrant owned by Trinity (see Note 4 above).

         (6) Includes shares over which Mr. Remley and Mr. Kramer may be deemed to share voting and investment power (seeNotes 2 and 3 above).


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On February 1, 1996, Trinity and CPT entered into an unsecured line of credit agreement totaling $1 million and bearing interest at 13% payable with interest only semi-annually beginning April 1, 1996, until due in December, 2002. This line of credit was established to satisfy debt service at the holding company level. In conjunction with the execution of the line of credit, 300,000 warrants for CPT stock have been issued to Trinity for a period of ten years with an exercise price of $4.00 per warrant.

         On April 1, 1995, CPT entered into a Credit Agreement and Security Agreement with Trinity wherein Trinity agreed to loan CPT the principal amount of $6,730,000 for the purpose of making a required $5,000,000 equity capital infusion to JLH in order to consummate the Acquisition of the assets of JLS and TCI, to retire the existing Variable Rate Debenture of CPT to Trinity in the amount of $900,000 dated February 5, 1993 and to satisfy and retire certain other short-term obligations of CPT plus accrued interest. Included within the Credit Agreement was the following:

         1. A fixed rate Debenture of CPT dated April 1, 1995 under which CPT promises to pay Trinity, or any subsequent holder of the Debenture, the principal sum of $6,730,000, plus accrued and unpaid interest at the fixed rate of 13% per annum and costs provided therein, on or before December 15, 2002.

         2. A Warrant Purchase Agreement dated April 1, 1995 by and between CPT and Trinity, in which (i) CPT granted to Trinity Warrants to purchase up to 2,000,000 shares of the common stock of CPT at an exercise price of $ 1.00 per share, (ii) CPT made certain representations to Trinity regarding its capitalization, the shares of Common Stock outstanding, the authorization of the Warrant and the continued truth and accuracy of representations of CPT in the Credit Agreement and Security Agreement, (iii) Trinity made certain representations to CPT, including representations regarding the status of the Warrant (and the underlying shares of Common Stock, if issued) as "restricted securities" due to the anticipated issuance of such securities pursuant to exemptions from registration under the Securities Act of 1933, as amended, and (iv) CPT granted Trinity certain rights to receive financial information and reports of the Company and to inspect the assets, properties, books and records of the Company and its subsidiaries.

         3. Security Agreement dated April 1, 1995, between CPT and Trinity in which CPT pledged all of its shares of JLH to Trinity as collateral for the performance of its obligations under the new Credit Agreement.

         Trinity has its principal business and executive offices at 1430 Broadway, 13th Floor, New York, New York 10018. Trinity is engaged in the investment business. Richard L. Kramer is Chairman of the Board, a Director, Vice President and Secretary of Trinity, and William L. Remley is a Director, President and Treasurer of Trinity.

         Halton House Limited, a Bahamian Corporation, owns all of the outstanding capital stock of Trinity and Ascott Wing. Halton House Limited is a holding company with interests in investment and industrial/ manufacturing/technology companies. Richard L. Kramer is Chairman of the Board, a Director, Vice President and Secretary of Halton House Limited, and William L. Remley is a Director, President and Treasurer of Halton House Limited. Halton House Limited is owned beneficially by The Halton Declaration of Trust which is a trust created under the laws of the Bahamas. As of August 31, 1996, all powers with respect to investment or voting securities beneficially owned by The Halton Declaration of Trust are currently exercisable by Bahamas Protectors Ltd., a Bahamian corporation, protector under the constituent documents of The Halton Declaration of Trust.

         Ascott Wing has its principal business and executive offices at 1430 Broadway, 13th Floor, New York, New York 10018. Ascott Wing is engaged in the investment business. Richard L. Kramer is Chairman of the Board, a Director, Vice President and Secretary of Ascott Wing, and William L. Remley is a Director, President and Treasurer of Ascott Wing. The preferred stock redemption obligation to Ascott Wing including accrued dividends through March 15, 1995, totaling $475,204 was converted to a deferred purchase money note bearing interest at a rate of 11% and payable interest only annually beginning March 15, 1996 and due December, 2002.

         A management agreement exists between CPT and J&L whereby CPT or its designated affiliate provides executive management advisory services to J&L. The contract term of the agreement is for a period of six years through March, 2001 and is subject to being automatically renewed annually thereafter, unless terminated by either party to the agreement. Annual compensation to CPT under this agreement totals $600,000 which includes out-of-pocket expenses incurred by CPT of up to $150,000 annually. CPT exercised its right under the agreement to designate Mentmore as the management advisory service provider and as a result has assigned all fees to which CPT is entitled under this agreement to Mentmore. Management fee expense paid to Mentmore for the years ended June 30, 1996 and 1995 under this agreement totaled $600,000 and $150,000, respectively. Richard
L. Kramer is Chairman of the Board, a Director and Secretary of Mentmore, and William L. Remley is a Director, President and Treasurer of Mentmore.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.       Documents to be filed as part of this Report.

         1. The following financial statements of the Company and the report of its independent auditors are filed herewith:
                                                             Page of this Report

Independent Auditors' Report of Deloitte & Touche LLP                22
Independent Auditors' Report of Grant Thornton LLP                   23
Financial Statements
Consolidated Balance Sheets as of June 30, 1996 and 1995             24
Consolidated Statements of Operations for the Years Ended
    June 30, 1996, 1995, 1994                                        25
Consolidated Statements of Changes in Shareholders' Equity
    (Deficiency)for the Years Ended June 30, 1996, 1995, 1994        26
Consolidated Statements of Cash Flows for the Years Ended
    June 30, 1996, 1995, 1994                                        27
Notes to Consolidated Financial Statements                           29

     2. The following financial statement schedules of the Company and the related reports of independent auditors are filed herewith:

                                                             Page of this Report

Independent Auditors' Report of Deloitte & Touche LLP on Schedules   44
Independent Auditors' Report of Grant Thornton LLP on Schedules      45
Financial Statement Schedules
   I   -  Condensed Financial Information of Registrant              46
   II   -  Valuation and Qualifying Accounts                         47

Exhibit 11 - Computation of Earnings Per Share                       48
Exhibit 27 - Financial Data Schedule                                 49

Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information required is included in the financial statements or the notes thereto.


B.  Reports on Form 8-K
        Form 8-K filed by the Company on May 10, 1996 - Change in Accountants Form 8-K filed by the Company on May 30, 1996 -
                                           Second Amendment to Credit Agreements
                                           with Senior and Subordinated Lenders
                                           to Cure Financial Covenant Violations

SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated: September 30, 1996             CPT HOLDINGS.  INC.


                                        By:    /s/William L. Remley
                                              William L. Remley, President



         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                     Title                           Date

/s/ Richard L. Kramer       Chairman of the Board,            September 30, 1996
---------------------
  Richard L. Kramer         Secretary and Director




/s/ William L. Remley        President, Treasurer             September 30, 1996
 William L. Remley           and Director (Principal
                             Executive, Accounting and
                             Financial Officer)


/s/ John D. Mazzuto          Director                         September 30, 1996
-------------------
John D. Mazzuto

INDEPENDENT AUDITORS' REPORT


Board of Directors
CPT Holdings, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of CPT Holdings, Inc. and Subsidiaries as of June 30, 1996, and the related consolidated statements of operations, changes in shareholders' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of CPT Holdings, Inc. and Subsidiaries as of June 30, 1996 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
September 5, 1996

Report of Independent Certified Public Accountants


Board of Directors
CPT Holdings, Inc. and Subsidiaries


     We have audited the accompanying consolidated balance sheet of CPT Holdings, Inc. and Subsidiaries as of June 30, 1995, and the related consolidated statements of operations, changes in shareholders' equity (deficiency) and cash flows for each of the two years in the period ended June 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CPT Holdings, Inc. and Subsidiaries as of June 30, 1995 and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended June 30, 1995 in conformity with generally accepted accounting principles.




                                                              GRANT THORNTON LLP

Pittsburgh, Pennsylvania
September 26, 1995,
         except for Note 7, to which the date is October 12, 1995.

                       CPT Holdings, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                    June 30,

                                     ASSETS

                                                                                (in thousands of dollars)
                                                                                  1996                   1995
Current assets
    Cash and cash equivalents                                              $       174                 $       972
    Receivables, net                                                             8,506                      10,770
    Inventories                                                                 10,813                       8,009
    Other current assets                                                           130                         200
                                                                              --------                    --------

               Total current assets                                             19,623                      19,951

Property, plant and equipment, net                                              44,500                      36,860
Goodwill, net of accumulated amortization of $424 and $330,
    respectively  1,460                                                                                1,554
Deferred financing costs, net of accumulated
    amortization of $525 and  $81, respectively                                  2,374                       2,218
Other assets           627                                                                                  620
                  --------                                                                             --------

               Total assets                                                  $  68,584                 $    61,203
                                                                                ======                      ======


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
    Current portion of long-term obligations                                    $2,776                 $     2,116
    Accounts payable                                                             8,881                      10,368
    Accrued liabilities                                                          4,052                       3,257
    Accrued income taxes                                                             -                         300
                                                                           -----------                     -------

               Total current liabilities                                        15,709                      16,041
                                                                                ------                      ------

Long-term obligations, net of current portion                                   58,888                      52,339
Other long-term obligations                                                        400                           -

Commitments and contingencies

Minority interest in consolidated subsidiaries                                   2,571                       2,494

Common shareholders' deficiency
    Common stock -  authorized  30,000,000  shares  of  $0.05  par  value  each;
        1,510,084 shares issued and
        outstanding                                                                 76                          76
    Additional paid-in capital                                                   5,737                       5,361
    Accumulated deficit                                                        (14,797)                    (15,108)
                                                                               --------                     ------

               Total common shareholders' deficiency                            (8,984)                     (9,671)
                                                                              ---------                     ------

               Total liabilities and common shareholders'
                  deficiency                                                  $ 68,584                 $    61,203
                                                                               =======                  ==========



The accompanying notes are an integral part of these statements.

                       CPT Holdings, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              Years ended June 30,

                                                                 (in thousands of dollars, except share amounts)
                                                                       1996                  1995                1994

Net Sales                                                    $     101,011        $        31,208         $     5,785
Costs of sales                                                      88,016                 25,929               4,238
                                                              ----------------------------------------------------------
           Gross profit                                              12,995                 5,279               1,547

Selling, general and administrative                                   7,075                 3,169               1,466
                                                              ----------------------------------------------------------
           Operating income                                           5,920                   2,110                81
Other (income) expense:
    Interest expense - net                                            7,193                  2,070                 18
    Minority interest                                                    77                     26               (169)
    Other (income) expense, net                                         659                     (7)                -
                                                               ------------------------------------------------------
           Income (loss) from continuing
               operations before income taxes                        (2,009)                    21                232
Income tax benefit                                                      100                    389                 -
                                                               ------------------------------------------------------
           Income (loss) from continuing operations                  (1,909)                   410                232

Discontinued operations
    Loss from operations of discontinued subsidiaries                     -                   (553)            (2,201)
    Net gain (loss) on disposal of discontinued
        subsidiaries                                                  2,220                   2,129            (6,371)
                                                               ----------------------------------------------------------
           Income (loss) before extraordinary item                      311                   1,986            (8,340)
Extraordinary item
    Gain from extinguishment of debt of
        discontinued operation                                                                3,527               -

           Net income (loss)                                  $          311       $          5,513     $       (8,340)
                                                               =============        ===============      ===============

Primary earnings (loss) per share
    From continuing operations                                $       (.58)        $           .27      $           .15
    From discontinued operations                                       .69                    1.04                (5.67)
    From extraordinary item                                          -                        2.34                 -
                                                               -----------------------------------------------------
           Total                                              $        .11         $          3.65      $         (5.52)
                                                               ===========          ==============       ===============

Weighted average common shares outstanding                        3,208,067               1,510,084            1,510,084
                                                              =============         ===============       ==============

Fully-diluted earnings (loss) per share:
    From continuing operations                                $       (.58)        $           .23      $           .15
    From discontinued operations                                       .69                     .81                (5.67)
    From extraordinary item                                           -                       1.82                 -
                                                               -----------------------------------------------------
           Total                                              $        .11         $          2.86      $         (5.52)
                                                               ===========          ==============       ===============
Fully-diluted common and common equivalent
    shares                                                     3,208,067              1,934,580            1,510,084
                                                              ==========           ============         ============




The accompanying notes are an integral part of these statements.

                       CPT Holdings, Inc. and Subsidiaries

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)

                      Years ended June 30, 1996, 1995, 1994


                                                    (in thousands of dollars, except share amounts)

                                                                                  Additional
                                                        Common Stock               Paid-In           Accumulated
                                                 Shares            Amount           Capital            Deficit

Balance at June 30, 1993                          1,510,084    $          76     $       4,368    $       (2,576)

Net loss                                             -                  -                -                (8,340)
                                                -----------------------------------   ---------------------------

Balance at June 30, 1994                          1,510,084               76             4,368           (10,916)

Basis Adjustment for
 Leveraged Acquisition
   (See Note 1)                                      -                  -                -                (9,705)

Fair value of warrants issued with
   Amended Credit Agreement                          -                  -                  840              -

Fair value of warrants issued with
   Subordinated Term Note                            -                  -                  153              -

Net income                                           -                  -                -                 5,513
                                             --------------    --------------    -------------    --------------

Balance at June 30, 1995                          1,510,084               76             5,361           (15,108)

Fair value of warrants issued with
   unsecured line of credit agreement                -                  -                  376              -

Net income                                           -                  -                -                   311
                                             --------------    --------------    -------------    --------------

Balance at June 30, 1996                          1,510,084    $          76     $       5,737    $      (14,797)
                                                  =========       ==========        ==========      ============



The accompanying notes are an integral part of these statements.

                       CPT Holdings, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Years ended June 30,

                                                                                              (in thousands of dollars)
                                                                                  1996                1995                 1994

Cash flows from operating activities:
Net income (loss)
    From continuing operations                                             $      (1,909)       $        410        $       232
    From discontinued operations                                                   2,220               1,576             (8,572)
    From extraordinary item                                                            -               3,527                  -
                                                                            ------------         -----------         ----------
                                                                                     311               5,513             (8,340)
Adjustments  to  reconcile  net  income  (loss)  to  net  cash  from   operating
    activities:
        Minority interest in earnings of subsidiaries                                 77                  26               (169)
        Loss (gain) on discontinued operations                                    (2,220)             (2,129)             3,322
        Gain on extinguishment of debt                                                 -              (3,527)                 -
        Depreciation and amortization                                              3,333                 900                478
        Deferred taxes                                                                 -                (710)                 -
        Provision for restructuring, reorganization
           and other unusual items                                                     -                   -                106
        Write-off of reorganization value in excess
           of amounts allocable to identifiable assets                                 -                   -                960
        Changes in assets and liabilities, net of divestiture
           effects of Hupp and effects from purchase and
           contribution of the assets of J&L and Brighton:
               Decrease in accounts receivable                                     2,264                 540                591
               Decrease (increase) in inventory                                   (2,804)              1,935                870
               Decrease (increase) in other current assets                            70                (128)                36
               Increase (decrease) in accounts payable
                  and accrued liabilities                                            881               4,237               (386)
               Increase (decrease) in accrued loss
                  on sale of assets                                                    -              (3,049)             3,049
               Decrease in other current liabilities                                 (46)               (552)              (149)
                                                                           -------------        ------------        -----------
                  Net cash provided by operating activities                        1,866               3,056                368
                                                                           -------------        ------------        -----------

Cash flows from investing activities:
    Proceeds used to purchase the assets of
        J&L Structural, Inc.                                                           -             (54,659)                 -
    Proceeds from the sale of assets of Hupp                                           -               1,934                  -
    Increase in other non-current assets                                                                 (72)                 -
    Capital expenditures                                                          (9,973)               (751)              (146)
                                                                           -------------        ------------        -----------
                  Net cash used in investing activities                           (9,973)            (53,548)              (146)
                                                                           -------------        ------------        -----------


                                   (CONTINUED)

                       CPT Holdings, Inc. and Subsidiaries

                              Years ended June 30,


                                                                                            (in thousands of dollars)
                                                                                  1996                1995                   1994
Cash flows from financing activities:

    Proceeds from issuance of long-term debt                             $       2,000         $      50,000         $        649
    Deferred financing costs                                                      -                   (2,277)                -
    Sale of common stock of subsidiary                                            -                    2,469                 -
    Net borrowings under Revolving Credit Facility                               6,659                 3,656                 -
    Borrowings under unsecured line of credit                                      966                  -                    -
    Payments on long-term debt                                                  (2,116)               (2,678)                (641)
    Other                                                                           (200)               -                     -
                                                                          -----------------------------------------------------

                  Net cash provided by financing
                     activities                                                  7,309                51,170                    8
                                                                          ------------          ------------          -----------

Net increase (decrease) in cash and cash equivalents                              (798)                  678                  230

Cash and cash equivalents:
    Beginning of year                                                              972                   294                   64
                                                                           -----------------   -------------         ------------

    End of year                                                          $         174         $         972         $        294
                                                                          ============          ============          ===========


Supplemental Data - Cash paid during the period for:

    Interest, net of capitalized amounts                                 $       7,565         $         650         $        379
                                                                          ============          ============          ===========

    Income taxes                                                         $         169         $         21          $         -
                                                                         =============          ===========           ==========


Information regarding non-cash investing and financing activities:

Reduction in equity and property, plant & equipment totaling $9,705,000 due to the basis adjustment for the leveraged Acquisition during fiscal 1995.







The accompanying notes are an integral part of these statements

NOTE 1 - BASIS OF PRESENTATION

         Consolidated Accounts

     The accompanying consolidated financial statements include the accounts of CPT Holdings, Inc., a Minnesota corporation and its direct and indirect majority-owned subsidiaries (the "Company"), J&L Structural, Inc. ("J&L"), a Delaware Corporation, J&L Holdings Corp. ("JLH"), a Delaware Corporation, Continuous Caster Corporation ("CCC"), a Delaware Corporation and H. Industries, Inc. ("Hupp.") All material intercompany transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform to the 1996 presentation.

         Acquisitions

         On April 6, 1995, J&L, a newly incorporated, indirect, majority-owned subsidiary of the Company, acquired substantially all of the assets of J&L Structural, Inc. ("JLS") and Trailer Components, Inc. ("TCI"), Pennsylvania corporations based in Aliquippa, Pennsylvania, for $50 Million plus the assumption of certain liabilities (the "Acquisition"). The Acquisition was accounted for as a purchase effective April 6, 1995, and accordingly, at such date the Company recorded the assets and liabilities assumed at their estimated fair values, adjusted for the impact of the continuing residual interest of predecessor owners. Consequently, the accompanying financial statements for fiscal 1995 reflect the results of operations and cash flows of J&L from the period from the Acquisition (April 6, 1995) to June 30, 1995. Because the Acquisition qualified as a highly leveraged transaction and a portion of the predecessor ownership will remain as indirect stockholders of J&L, application of the guidance in Emerging Issues Task Force (EITF) Issue No. 88-16 - "Basis in Leveraged Buyout Transactions" resulted in a reduction of property, plant and equipment and common shareholders' equity in the amount of $9,705,000.

         As part of the Acquisition, the assets of Brighton Electric Steel Casting Company ("BESCC"), an existing subsidiary of CPT and the direct parent of J&L, were contributed to J&L and as of the date of the Acquisition operate as a distinct division of J&L ("Brighton"). BESCC simultaneously changed its name to J&L Holdings Corp. ("JLH"). Prior to the closing of the Acquisition, BESCC redeemed its preferred stock from the holder thereof in consideration for the issuance by the Company of a Deferred Purchase Money Note in the approximate amount of $475,000, said amount equal to the stated value for the preferred stock plus the accrued dividends thereon, bearing interest at 11% and due December 15, 2002.

         The purchase price and related expenses were funded as follows: (1) a $25 Million 6-year Senior Term Loan bearing interest at prime plus 2% and secured by a first lien on the assets of J&L; (2) $23 Million of Subordinated Term Notes, each bearing interest at 13%, secured by a junior lien on the assets of J&L and including a grant of warrants equal in the aggregate to 15.3% of the common stock ownership of J&L (on a fully-diluted basis), exercisable at $.01 per share and subject to certain exercise restrictions; (3) a $15 Million Revolving Line of Credit bearing interest at prime plus 1.5% having an initial term of 5 years followed by a 1 year right of renewal at the lender's discretion;
         (4) a capital contribution of approximately $2.5 Million by the shareholders of JLS and TCI in return for the issuance of common stock  representing 19.8% of JLH, which was in turn contributed to J&L; and
(5) a $5 Million capital contribution from the Company to JLH which was, in turn, contributed by JLH to J&L.

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

         Discontinued Operations and Extraordinary Item

         On October 27, 1994, Hupp, its senior lender and the Company entered into a secured party asset sale agreement under which the senior lender and the Company sold to a third party, for approximately $1,780,000, their interests in substantially all of Hupp's assets. Pursuant to a sharing arrangement, the Company received $75,000 from the senior lender from these proceeds. Additionally, the bank and the Company agreed separately upon a sharing arrangement in all payments received on Hupp's $213,000 note receivable in which both held perfected security interests. Under the arrangement, the Company received a maximum of $75,000 and all remaining amounts were retained by the senior lender. Subsequent to the secured party sale, Hupp's historical operations ended, and Hupp was left with virtually no assets from which to pay its remaining unsecured obligations, including approximately $1,275,000 to the senior lender. This transaction was estimated to result in a loss totaling $3,049,000 which was recorded as an accrued loss on sale of assets at June 30, 1994. The actual loss incurred as a result of the asset sale totaled approximately $920,000. The difference between the actual and estimated loss was due to changes in estimates with regard to certain contingencies and changes in financial position with regard to certain working capital items.

         As a result of the submission of a final decree on July 24, 1995, which closed Hupp's Chapter 11 case filed prior to the Company's acquisition of Hupp stock in February 1993, certain outstanding notes payable, unsecured creditor obligations and administrative claims of Hupp totaling approximately $3,527,000 have been recognized as an extraordinary gain on extinguishment of debt for the fiscal year ended June 30, 1995. Additionally, during fiscal 1996, the remaining liabilities of Hupp were written off, resulting in $2,220,000 of income from discontinued operations in the year ended June 30, 1996. There are no remaining assets or liabilities of Hupp existing on its balance sheet as of June 30, 1996.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         b.       Inventories

                  The Company's inventories are valued at the lower of cost (first-in first-out basis) or market value.

         c.       Cash Equivalents

                  For  purposes  of  cash  flows   reporting,   all  investments
                  purchased with maturities of 90 days or less are treated as cash equivalents.

         d.       Property and Depreciation

                  Property and equipment are stated at cost. Expenditures for additions, renewals and improvements of property and equipment are capitalized, and expenditures for repairs and maintenance and gains or losses on disposals are included in results of operations. Depreciation was computed using primarily the straight-line method over the following estimated lives:

                  Building                                     30 years
                  Machinery and equipment                  7 - 20 years
                  Furniture and fixtures                    5 - 7 years
                  Office equipment                              5 years
                  Roll inventory                                3 years


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



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

         h.       Research and Development

                  All  product  development  costs  are  expensed  as  incurred.
                  Product   development  costs  of  $268,000  were  included  in
                  discontinued operations in fiscal 1994.

         i.       Insurance

                  J&L provides health insurance and workers' compensation coverages to its employees under separate self-insurance programs that include certain stop-loss coverages. Insurance expense is recognized based on estimated losses incurred under the program. Components of insurance expense include paid claims, incurred but not paid claims and estimated incurred but not reported claims.

         j.       Income Taxes

                  The Company accounts for income taxes utilizing the asset and liability method as prescribed by Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes. Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that such benefits will not be realized, based upon available evidence.

         k.       Earnings Per Share

                  The computation of primary earnings per share does not include certain outstanding stock warrants as common stock equivalents in the circumstance that the average stock price for the period is below the warrant exercise price making the warrants antidilutive.

             i.   Management Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - ACCOUNTS RECEIVABLE

                  Accounts receivable consisted of the following at June 30:
                                                                                           (in thousands of dollars)
                                                                                          1996                   1995
                  Trade receivables                                                  $     8,467            $    10,593
                  Other                                                                      346                    505
                                                                                      ----------             ----------
                                                                                           8,813                 11,098
                  Less allowance for doubtful accounts                                       206                    244
                  Less allowance for discounts and returns                                   101                     84
                                                                                      ----------             ----------
                            Accounts receivable, net                                 $     8,506            $    10,770
                                                                                      ==========             ==========


NOTE 4 - INVENTORIES

                  Inventories consisted of the following at June 30:
                                                                                           (in thousands of dollars)
                                                                                          1996                   1995
                  Raw materials                                                      $     1,971            $     2,427
                  Finished goods                                                           8,842                  5,582
                                                                                      ----------             ----------
                            Total                                                    $    10,813            $     8,009
                                                                                      ==========             ==========

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consisted of the following at June 30:

                                                                                  (in thousands of dollars)
                                                                                  1996                 1995
       Land and land improvements                                          $        291            $       267
       Building                                                                   1,082                   1,051
       Machinery and equipment                                                   36,599                 35,375
       Furniture and fixtures                                                       350                    326
       Office equipment                                                             302                    192
       Roll inventory                                                               802                    178
       Construction-in-process                                                    8,503                    180
                                                                           ------------             ----------
                                                                                 47,929                 37,569
       Less accumulated depreciation                                              3,429                    709
                                                                           ------------             ----------
                Total                                                      $     44,500            $    36,860
                                                                            ===========             ==========

       Included within construction-in-process as of June 30, 1996 is approximately $694,000 of costs incurred by J&L related to the possible construction of a caster and melt shop, which would produce billets to be processed by J&L. J&L currently buys billets for its operations from third party vendors. While a final decision whether or not to construct a caster and melt shop has not been made, J&L and the Company believe this is the probable course of action.


NOTE 6 - ACCRUED LIABILITIES

         Accrued liabilities consisted of the following at June 30:
                                                                                   (in thousands of dollars)
                                                                                  1996                 1995
       Salaries, commissions and benefits payable                          $      1,741            $       881
       Interest                                                            536                     1,186
       Property tax                                                                  66                     42
       Outstanding Hupp unsecured accrued liabilities                                 -                    485
       Hupp pension contingency                                                     424                    200
       Other liabilities                                                          1,285                    463
                                                                             ----------             ----------

                Total                                                      $      4,052            $     3,257
                                                                            ===========             ==========

NOTE 7 - LONG-TERM OBLIGATIONS

     Long-term obligations consisted of the following at June 30:                             1996                 1995
                                                                                               (in thousands of dollars)
     Senior  Term Loan,  $25,000,000  principal  amount,  interest at prime plus
     2.0%, payable in monthly installments, beginning August 1, 1995, with final payment  due  April 1,  2001,  senior  position  collateralized  by all the assets, contracts, real property
     and common stock of J&L.                                                                 $21,884              $22,000

     Revolving Loan Facility, $15,000,000 principal amount,
     interest at  prime plus 1.5%, payable April 1, 2000, with a one year renewal option, senior position collateralized by all the assets, contracts, and real property and common stock of J&L.  Borrowings
     are based on accounts receivable trade amounts and inventory values.                       9,880                3,229

     Subordinated  Term Notes,  $23,000,000  principal  amount,  interest at the fixed rate of 13%, payable interest only quarterly  beginning June 30, 1995 through March 31, 2002 and then quarterly  principal payments of $1,500,000 plus interest until due in June, 2005,  subordinated position to the senior debt with respect to collateralization by all the assets,  contracts,  real property and common stock of J&L. The Notes have been  discounted  $153,000 at the date of issuance for  financial  statement  reporting  purposes as a result of the fair value
     attributed to their related warrants (see Note 1).                                        23,000               23,000

     Fixed  rate 13%  debenture  agreement  with a related  investment  company,
     $6,730,000 principal amount,  payable semi-annually interest only beginning
     October 1, 1995 and due December 2002,  secured by the Company's stock held in JLH. The debenture has been discounted  $840,000 at the date of issuance for financial  statement  reporting  purposes as a result of the fair value attributed to the
     related warrants (see below).                                                              6,730                6,730

     Deferred purchase money note payable to a related holding company, interest fixed at 11%, payable annually interest only
     beginning March 15, 1996 and due December 2002.                                              475                  475

     Unsecured line of credit to $1,000,000 with a related  investment  company, bearing  interest  at 13% and  payable  with  interest  only  semi-annually beginning  April 1, 1996 until due in March,  2002.  The line of credit has been  discounted  $376,000 at the date of issuance for financial  statement reporting purposes as a result of
     the fair value attributed to the related warrants (see below).                               966                   --
                                                                                              -------          -----------




NOTE 7 - LONG-TERM OBLIGATIONS -(CONTINUED)

                     Total                                                                     62,935               55,434
                     Less-current maturities                                                    2,776                2,116
                     Less-discounts on long term obligations                                    1,271                  979
                                                                                             --------            ---------

                     Long-term obligations, net                                               $58,888              $52,339
                                                                                               ======               ======


         At June 30, 1996, the following table sets forth the scheduled maturities of the long-term debt of the Company (in thousands of dollars):

                  June 30,
                    1997                           $    2,776
                    1998                                3,133
                    1999                                3,792
                    2000                               14,034
                    2001                                8,030
                 Thereafter                             29,899
                                                    $   61,664

         J&L capitalized interest on capital projects during their construction period in fiscal 1996 totaling approximately $262,000.

         Included within the $25,000,000 Senior Term Loan, above, the lender is providing a Capital Expenditure Line of Credit in the principal amount of $3,000,000. This facility, which bears interest at the same rate as the Senior Term Loan, is available for a thirty-six month period and terminates as of April 30, 1998. At June 30, 1996, $2,000,000 had been borrowed against this facility. Any borrowings made under this Line of Credit are payable in equal monthly installments beginning May 1, 1998 with the final payment to be made April 1, 2001.

         Under the terms of the Revolving Loan, the Company used $500,000 of its credit availability to issue a Letter of Credit. This Letter has been issued to an insurance company collateralizing the costs of certain insurance programs (see Note 12).

         The Senior Term Loan, Revolving Loan Facility and the Subordinated Term Notes include certain provisions which, among other things, provide that J&L will maintain certain financial ratios, limit the amount of annual capital expenditures, maintain a minimum tangible net worth and limit the amount of shareholder distributions. As of June 30, 1996, J&L was not in violation of any existing loan covenants under its amended credit agreements with its senior and subordinated lenders.

         As of March 31, 1996 and December 31, 1995, J&L was not in compliance with its operating cash flow to total debt service ratio covenant and its capital expenditures limitation covenant. On May 30, 1996, J&L successfully negotiated a second amendment to the credit agreements with its senior and subordinated lenders which adjusted the measurement levels of certain financial covenants and cured the violations referred to above.

         As of June 30, 1995, J&L was not in compliance with the minimum net worth requirement of the Senior Term Loan and Subordinated Term Notes due mainly to the application of EITF No. 88-16, the effects of which on the Company's financial statements had not been determined at the time of the closing of the Acquisition. The provisions of EITF No. 88-16 require that certain continuing shareholder interests be valued at their predecessor basis rather than at fair value to the extent of the lesser of their predecessor interest in the purchased company or continuing interest in the acquiring company. Application of EITF No. 88-16 had the effect of reducing property, plant and equipment and shareholder's equity; however, it had no cash impact to the financial statements. As a result, on October 12, 1995, J&L's lenders amended the Senior Term Loan and Subordinated Term Notes to ignore the effects of EITF No. 88-16 in computing minimum tangible net worth effective as of June 30, 1995.

         The fair market value of J&L's fixed rate long-term debt on June 30, 1996, including current maturities, approximates its book value. The fair market value estimate was based on a stable interest rate environment over the period since the Acquisition and management's assessment of the market environment for private placement mezzanine funding. Management is not aware of any significant factors that would alter this estimate after that date.

         On February 1, 1996, the Company entered into an unsecured line of credit agreement with Trinity Investment Corp. ("Trinity") for $1,000,000. As part of this agreement, a stock warrant purchase agreement was executed whereby Trinity was issued 300,000 warrants to purchase the same number of common stock shares of the Company at an exercise price of $4.00 per warrant for a period of ten years. These warrants have been valued at $376,000 as of the date of issuance utilizing the Black Scholes option pricing model as a basis for the measurement. The value of the warrants has been recorded as an increase in additional paid-in capital of the Company.

         On April 1, 1995, the Company entered into a Credit Agreement ("Amended Credit Agreement") with Trinity which agreed to lend an aggregate of $6,730,000 in order to repay and satisfy the following, as well as to fund a $5,000,000 capital contribution to JLH:

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

         On February 8, 1993, the Company entered into a Credit Agreement (the "Credit Agreement") with Trinity, and Trinity agreed to loan the Company the principal amount of $900,000 for the purposes of making the Hupp acquisition. Included within the Credit Agreement is a variable rate debenture agreement, a warrant purchase agreement and a security agreement. An aggregate of 302,000 warrants for the purchase of common stock of the Company at an exercise price of $1.25 per warrant were issued in conjunction with the Credit Agreement. These warrants were irrevocably cancelled without consideration by Trinity in March of 1995.


NOTE 8 - INCOME TAXES

   For the years ended June 30, 1996, 1995, and 1994 the provision for income taxes consisted of the following:

                                                              1996                   1995                 1994
                                                                 ----                   ----                 ----
             Federal income tax provision                   $     (100,230)       $      135,000        $            -
             State income tax provision                                  -               236,600                     -
             Deferred tax provision                                      -              (760,000)                    -
                                                             -------------         -------------         -------------
                Total                                       $     (100,230)       $     (388,400)       $            -
                                                             ==============        =============         =============


         The effective income tax rate on income from continuing operations differs from the statutory federal income tax rate for the fiscal year ended June 30, 1996, 1995, and 1994, as follows:

                                                                                   (in thousands)
                                                                 1996                   1995                 1994
                                                                 ----                   ----                 ----
             Income tax at U.S. Federal
                statutory rate of 34%                       $         (683)       $            7        $           79
             Acquisition expenses                                                            199
             State income taxes                                                              165
             Utilization of net operating loss
                carryforwards and other                                583                  (760)                  (79)
                                                            --------------        --------------        ---------------
             Income tax benefit                             $         (100)       $         (389)       $           -0-
                                                             ==============        =============         ==============

         Management has calculated its net operating loss carryforward at June 30, 1996 to be approximately $73 million. Such losses can be carried forward and expire in the tax years ending June 30, 2002 through 2011.

         Temporary differences between financial statement carrying amounts and tax bases of assets and liabilities at June 30, 1996 and 1995 were as follows:

         Current deferred taxes:                                                       1996                 1995
                                                                                       ----                 ----
                 Assets
                 ------
                 Accrued expenses                                             $         315,200     $          -
                 Bad debt allowance                                                      82,400               87,000
                 Other                                                                     -                   8,000
                 Valuation allowance                                                   (397,600)             (95,000)
                                                                                ---------------     -----------------
              Net current deferred tax asset                                  $         -0-         $        -0-
                                                                               ================      ===========

         Non-current deferred taxes:
                 Assets
                 Net operating loss carryforward                              $      25,394,000     $     21,000,000
                 Basis difference in tax assets acquired                                236,900            5,000,000
                 Valuation allowance                                                (25,630,900)         (26,000,000)
                                                                                    -----------           ----------

              Net non-current deferred tax asset                              $         -0-         $        -0-
                                                                               ================      ===========

         Management has recorded a valuation allowance against the deferred tax assets due to their belief that recovery of these future deductions against future taxable income is less than likely.

NOTE 9 - CAPITAL STOCK

         Preferred Stock

     The preferred stock redemption obligation including accrued dividends through March 15, 1995 totaling $475,204 was converted to a deferred purchase money note payable to a related holding company (see Note 7).

         Warrants

         Warrants for 300,000 shares of Company common stock were issued to Trinity in conjunction with the unsecured line of credit agreement executed on February 1, 1996. The warrants are exercisable for a period of ten years at $4.00 per warrant.

         Warrants for 2,000,000 shares of Company common stock were issued to Trinity in conjunction with the Amended Credit Agreement executed on April 1, 1995. These warrants are exercisable for a period of ten years at $1.00 per warrant.

         Warrants for 302,000 shares of Company common stock were issued to Trinity in conjunction with the Credit Agreement executed on February 8, 1993. These warrants were irrevocably cancelled without consideration by Trinity in March 1995.

NOTE 10 - BENEFIT PLANS

         J&L maintains a defined contribution (money purchase) plan for substantially all employees whereby J&L makes contributions, at designated rates, based on hours worked. All contributions required under the plan have been funded as of June 30, 1996. Pension expense for this plan for the year ended June 30, 1996 and for the period from the date of Acquisition (April 6, 1995) to June 30, 1995, was approximately $486,000 and $90,000, respectively.

         J&L participates in the National Industrial Group Pension Plan (NIGPP) which is a multi-employer defined benefit pension plan covering all employees of Brighton's collective bargaining unit. All contributions required under the plan have been funded as of June 30, 1996. A withdrawal from the plan would trigger an obligation to the plan for a portion of the unfunded benefit obligation. Pension expense for this plan for the year ended June 30, 1996, and for the period from the date of Acquisition (April 6, 1995) to June 30, 1995, was approximately $40,000 and $11,000.

         J&L provides a profit sharing plan for substantially all employees. The amount available for profit sharing is based on a return on sales formula using defined levels of pretax income. For those employees compensated under terms of collective bargaining agreements, distributions are calculated and paid quarterly. For other eligible employees, calculations and distributions are made at J&L's fiscal year end. Such amounts have been reflected as current liabilities in the accompanying consolidated balance sheets. Profit sharing expense for the year ended June 30, 1996 and for the period from the date of Acquisition (April 6, 1995) to June 30, 1995, was approximately
$1,238,000 and $189,000, respectively.

         J&L also maintains separate 401(k) or salary deferral plans for substantially all of its employees. Participation in these plans is based on hours of service. Both plans provide for employee contributions up to 20% of wages subject to certain adjustments. The plan associated with the collective bargaining agreement provides for discretionary company contributions. For the periods ended June 30, 1996 and 1995, no employer contributions had been made.

         In connection with its collective bargaining agreement with the Industrial and Allied Employees Union Local No. 73 (the "Union"), Hupp participated in a multi-employer defined benefit pension plan. The plan covered all of Hupp's employees who were members of the Union. Pension expense approximated $99,000, and $38,000 for the fiscal years ended June 30, 1995 and 1994, respectively. As a result of the secured party asset sale on October 27, 1994, described in Note 1, Hupp was deemed to have withdrawn from the plan. This withdrawal triggered a demand for payment of withdrawal liability by the Union (see Note 12).

         Hupp had a profit-sharing plan covering all employees not covered by a collective bargaining agreement. Under this plan, eligible employees were permitted to defer a portion of their gross compensation up to a maximum amount as provided for by the plan or pursuant to Section 401(k) of the Internal Revenue Code. Hupp matched a portion of each employee's contribution subject to plan limitations. Contributions by Hupp approximated $11,000 for the year ended June 30, 1994. In conjunction with the secured party asset sale and discontinuance of Hupp operations, the plan has been terminated and final distributions to participants have occurred.


 NOTE 11 - LITIGATION, COMMITMENTS AND CONTINGENCIES

         The Industrial and Allied Employees Union Local No. 73 Pension Plan (the "Plan") issued a claim for payment of withdrawal liability totaling approximately $870,000 under Section 4219 of ERISA against Hupp, CPT and all "controlled group members", as a result of Hupp's cessation of contributions to the Plan following the discontinuance of Hupp's business in October 1994. On July 10, 1996, the arbitrator sustained the Plan's claim of withdrawal liability against CPT. Pursuant to ERISA, CPT subsequently appealed the arbitration decision to the U.S. District Court for the Northern District of Ohio. As of August 31, 1996, CPT has made payments aggregating approximately $446,000 to the Plan and as of June 30, 1996, has fully accrued the amount of the outstanding claim less payments made through the June 30, 1996 date. The Company will continue to make monthly instalment payments to the plan of approximately $25,000 against the remaining obligation under this claim.

         The Company is a party to several lawsuits arising in the ordinary course of its business. The Company's management and legal counsel believe that there are valid defenses to the claims being asserted. While the Company's ultimate liability with respect to these lawsuits cannot be determined at this time, management believes the resolution thereof will not have a materially adverse effect on the financial position or results of operations of the Company.


NOTE 11 - LITIGATION, COMMITMENTS AND CONTINGENCIES - (CONTINUED)

         J&L's workers compensation insurance program provides for self insurance with stop-loss protection. Under this arrangement, for the policy year November 1995-1996, J&L was required to issue a $500,000 letter of credit in the name of the insurance company. J&L is financially responsible for the face value of this letter of credit. The face value of this letter of credit reduces the availability under the Revolving Line of Credit facility described in Note 7. For the policy years November, 1995-1996 and 1994-1995, J&L elected to place on deposit with the insurance company an amount equal to $340,000 and $330,000, respectively. On June 30, 1996 and 1995, approximately
         $279,000 and $266,000, respectively, remained on deposit with the insurance company, and is reflected as an Other Asset in the accompanying balance sheets.

         J&L has signed a contract for turnkey development, fabrication and installation of a new reheat furnace. The total estimated cost of the project is approximately $8,500,000 of which $6,700,000 has been incurred through June 30, 1996.
         The project was completed and placed in service in late July 1996.


NOTE 12 - RELATED PARTY TRANSACTIONS

         A management agreement exists between the Company and J&L whereby the Company or its designated affiliate provides executive management advisory services to J&L. The contract term of the agreement is for a period of six years through March 2001 and is subject to being automatically renewed annually thereafter, unless terminated by any party to the agreement. Annual amounts due to the Company under this agreement total $600,000 which includes out-of-pocket expenses incurred by the Company of up to $150,000 annually. The Company exercised its right under the agreement to designate Mentmore Holdings Corporation ("Mentmore") as the management advisory service provider and as a result has assigned all fees the Company is entitled to under this agreement to Mentmore. Management fee expense paid to Mentmore for the years ended June 30, 1996 and 1995 under this agreement totaled $600,000 and $150,000, respectively.

         Mentmore engages in investment banking and corporate management services. An investment banking fee totaling $500,000 was paid to Mentmore by J&L during fiscal 1995 in conjunction with the Acquisition. Richard L. Kramer is Chairman of the Board, a Director and Secretary of Mentmore. William L. Remley is a director and President of Mentmore.

         The Chairman of the Board of the Company is also the Chairman of the Board, a Director, Vice President and Secretary of Trinity and Ascott Wing. The President and Treasurer of the Company is also a Director, President and Treasurer of Trinity and Ascott Wing, and a Trustee for The A.J. 1989 Trust. Various lending and stock purchase warrant agreements have been executed by the Company with Trinity (see Notes 7 and 9). Various loans to the Company had been made by The A.J. 1989 Trust, and a Deferred Purchase Money Note exists in consideration for BESCC preferred stock redeemed on March 15, 1995 (see Note 7).

         Long-term employment contracts exist with three executives at J&L, formerly owners of JLS. These employment contracts extend for five year periods each through March, 2000.

NOTE 13 - SEGMENT INFORMATION
         The Company's continuing operations include two distinct business segments within its single operating subsidiary, J&L. J&L Structural manufactures and fabricates lightweight structural steel shapes which are distributed principally to the manufactured housing, tractor trailer construction and ship building industries. Brighton designs, manufactures and sells steel piercer points which represent disposable tooling used in the production of seemless steel tubes used in the petrochemical industry. The remaining operations of Hupp were discontinued on October 27, 1994, as a result of a secured party sale of all of its assets (see Note 1). Results of operations for Hupp have been included in discontinued operations for all fiscal years presented. Hupp manufactured heating, ventilating and air conditioning equipment used primarily in commercial applications and fractional horsepower electrical motors and mobile products used primarily in the heavy duty and off-road truck markets.

         Financial information for continuing operations by business segment for the fiscal years ended June 30, is as follows:
                                                                                     (in thousands of dollars)
                                                                          1996                1995                  1994
                                                                          ----                ----                  ----
         Sales to unaffiliated customers:
               BESCC/Brighton                                        $       6,402       $      6,060             $   5,785
               J&L Structural                                               94,609             25,148                     -
                                                                            -----------------------------------------------
                  Total                                              $     101,011       $     31,208             $   5,785
                                                                      ============        ===========              ========
         Depreciation and amortization:
               CPT Holdings, Inc.                                    $          75       $         14             $       -
               BESCC/Brighton                                                  140                134                    13
               J&L Structural                                                3,118                752                     -
                                                                      ------------        -----------              --------
                  Total                                              $       3,333       $        900             $      13
                                                                      ============        ===========              ========
         Operating income:
               CPT Holdings, Inc.                                    $      (1,227)      $       (972)            $  (1,107)
               BESCC/Brighton                                                  996              1,083                 1,188
               J&L Structural                                                6,151              1,999                     -
                                                                     ------------------------------------------------------
                     Total                                           $       5,920       $      2,110             $      81
                                                                      ============        ===========              ========
         Identifiable assets:
               CPT Holdings, Inc.                                    $          95       $        436
               BESCC/Brighton                                                4,025              3,299
               J&L Structural                                               64,116             57,120
               Continuous Caster Corp.                                         348                348
                                                                      ------------        -----------
                  Total                                              $      68,584       $     61,203
                                                                      ============        ===========
         Capital expenditures:
               CPT Holdings, Inc.                                    $           -       $          -
               BESCC/Brighton                                                  786                 36
               J&L Structural                                                9,187                715
                                                                      -------------------------------
                     Total                                           $       9,973       $        751
                                                                      ============        ===========

         BESCC/Brighton's revenue was generated by five customers that comprised 77%, 73% and 82% of its total revenue in 1996, 1995, and 1994, respectively.

INDEPENDENT AUDITORS' REPORT



Board of Directors
CPT Holdings, Inc. and Subsidiaries


We have audited the consolidated financial statements of CPT Holdings, Inc. and Subsidiaries as of June 30, 1996 and for the year then ended, and have issued our report thereon dated September 5, 1996; such report is included elsewhere in this Form 10-K. Our audit also included the financial statement schedules of CPT Holdings, Inc. and Subsidiaries as of and for the year ended June 30, 1996, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
September 5, 1996

Report of Independent Certified Public Accountants



Board of Directors
CPT Holdings, Inc. and Subsidiaries


In connection with our audit of the consolidated financial statements of CPT Holdings, Inc. and Subsidiaries referred to in our report dated September 26, 1995, which is included in the 1995 Annual Report to Shareholders, we have also audited Schedules I & II and Exhibit II as of and for each of the two year periods ended June 30, 1995. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.


                                                              GRANT THORNTON LLP

Pittsburgh, Pennsylvania
September 26, 1995
         except for Note 7, to which the date is October 12, 1995

                               CPT HOLDINGS, INC.
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                    June 30,
                                                              ($000's)



Balance Sheets

    Assets                                                             1996            1995               1994
    ------                                                             ----            ----               ----

    Cash and cash equivalents                                      $       91        $     436
    Note receivable                                                         -                -
    Prepaid expenses                                                        4                -
    EITF 88-16 basis adjustment                                        (9,705)          (9,705)
    Investment in subsidiary                                            8,795            8,783
                                                                        ----------------------

           Total assets                                            $     (815)       $    (486)
                                                                    ==========        =========


    Liabilities and Shareholders' Equity

    Accrued liabilities                                            $    1,125        $     551
    Due from subsidiaries                                                   -                -
    Long-term obligations                                               7,044            6,379
    Accounts payable                                                        -               35

    Common stock:  authorized 30,000,000 shares
        at $0.05 par value each; 1,510,084 shares
        issued and outstanding                                             76               76
    Capital in excess of par value                                      5,737            5,361
    EITF 88-16 basis adjustment                                        (9,705)          (9,705)
    Accumulated deficit                                                (5,092)          (3,183)
                                                                   ----------        ---------

    Total shareholders' equity                                         (8,984)          (7,451)
                                                                   -----------       ----------

    Total liabilities and shareholders' equity                     $     (815)       $    (486)
                                                                    ==========        ----=====


Statements of Cash Flows

    Cash flows from operating activities                           $   (1,610)       $      91        $       17
    Cash flows from investing activities                                  299           (4,672)                -
    Cash flows from financing activities                                  966            5,000                 -
                                                                   ----------        ---------          --------

    Increase (decrease) in cash and cash equivalents                     (345)             419                17

    Cash and cash equivalents
        Beginning of year                                                 436               17                 -
                                                                   ----------        ---------        ----------
        End of year                                                $       91        $     436        $       17
                                                                    =========         ========         =========

Statements of Loss

    Earnings in subsidiary                                         $     (311)       $    (104)
    Other income                                                          (80)              (7)     $       (259)
    Interest expense (income), net                                      1,073              470                (2)
    Operating expenses                                                  1,227              631               737
                                                                   ----------        ---------        ----------
    Net loss                                                       $    1,909        $     990         $     476
                                                                    =========         ========          ========


                       CPT HOLDINGS, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                For the years ended June 30, 1995, 1994 and 1993
                                                              ($000's)



                Column A                 Column B          Column C          Column D            Column E           Column F

     ------------------------------- ------------------ --------------- ------------------- -------------------- ----------------

              Description               Balance at        Charges to     Retirements (1)       Other charges         Balance
                                       beginning of        costs &                             add (deduct)         at end of
                                          period           expenses                                                  period
     ------------------------------- ------------------ --------------- ------------------- -------------------- ----------------

     1996

     Allowance for Doubtful
         Accounts in Accounts
         Receivable                  $244               $  76            $114                $       -             $    206
                                     ====               =====            ====                ==============        ========
     Allowance for Sales Discounts
         and Claims                 $  84               $ 329            $312                $       -             $    101
                                    =====                ====            ====                ==============        ========

     1995

     Allowance for Doubtful
         Accounts in Accounts
         Receivable             $     124           $      67       $     161                $         214         $     244
                                 ========            ========        ========                 ============         =========

     Allowance for Sales
         Discounts and Claims   $     -             $   -          $       19                $         103        $       84
                                 ===========         ========       =========                 ============          =========

     1994

     Allowance for Doubtful
         Accounts In Accounts
         Receivable             $      106          $      18      $    -                        $      -           $    124
                                 =========           ========      =========                   ===========            =======

     ------------------------------- ------------------ --------------- ------------------- -------------------- ----------------



(1) Represents write-offs of uncollectable accounts or realized sales discounts and claims.

                                   EXHIBIT 11
                       CPT Holdings, Inc. and Subsidiaries
                        COMPUTATION OF EARNINGS PER SHARE
                              Years ended June 30,

                                                                            (in thousands of dollars, except share amounts)
                                                                          1996                     1995                 1994
         Income (loss) before discontinued operations
           items extraordinary items                                 $      (1,909)           $         410        $        232
         Earnings impact of subsidiary common
           stock equivalents                                                   (47)                     (16)                  -
         Gain from discontinued operations                                   2,220                    1,576              (8,572)
         Gain on extraordinary items                                             -                    3,527                   -
                                                                     -------------            -------------        ------------
                     Net income (loss)                               $         264            $       5,497        $     (8,340)
                                                                      ============             ============         ===========
         Primary Shares:
           Weighted average number of shares
               outstanding during period                                 1,510,084                1,510,084           1,510,084
           Shares issuable on exercise of all dilutive
               stock warrants, less shares assumed
               repurchased from proceeds                                 1,697,983                        -                   -
                                                                     -------------            -------------        ------------
                     Total                                               3,208,067                1,510,084           1,510,084
                                                                     =============                =========           =========
           Primary earnings (loss) per share before
               discontinued operations and
               extraordinary items                                   $      (.58)             $        .27         $      .15
           Primary earnings (loss) per share on
               discontinued operations                                       .69                      1.04              (5.67)
           Primary earnings per share on
               extraordinary items                                          -                         2.34               -
                                                                      ------------            ------------         -------
           Primary earnings (loss) per share                         $       .11              $       3.65         $    (5.52)
                                                                      ============             ===========          =========
         Assuming Full Dilution:
           Weighted average number of shares
               outstanding during period                                 1,510,084                1,510,084           1,510,084
           Shares issuable on exercise of all dilutive
               stock warrants, less shares assumed
               repurchased from proceeds                                 1,697,983                  424,496             -
                                                                     -------------            -------------        ------
                     Total fully-diluted common
                     and equivalent shares                               3,208,067                1,934,580           1,510,084
                                                                     =============            =============        ============
           Earnings (loss) per share before discontinued
               operations and extraordinary items
               assuming full dilution                                $      (.58)             $        .23         $      .15
           Earnings (loss) per share on discontinued
               operations assuming full dilution                             .69                       .81              (5.67)
           Earnings per share on extraordinary
               items assuming full dilution                                 -                         1.82               -
                                                                      ------------            ------------         -------
           Net earnings (loss) per share assuming
               full dilution                                         $       .11              $       2.86         $    (5.52)
                                                                      ============             ===========          ==========