Form 10-Q
period 1996-09-30
CPT HOLDINGS INC
filed 1996-11-14
CIK 25360

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

X QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
  EXCHANGE  ACT OF 1934  For the quarterly period ended: September 30, 1996

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934

                          Commission File Number 0-7462

                               CPT HOLDINGS, INC.

             (Exact name of registrant as specified in its charter)


 Minnesota 41-0972129                       41-0972129
 (State of Incorporation)                  (I.R.S. Employer Identification No.)


1430 Broadway, 13th Floor
New York, New York 10018                    10018
(Address of principal executive office)    (Zip code)


Registrant's telephone number, including area code: (212)382-1313


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No ___


     As of October 31, 1996, 1,510,084 shares of Common Stock were issued and outstanding.

                          PART 1. FINANCIAL INFORMATION

ITEM 1:    Financial Statements

                                         CPT HOLDINGS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (Unaudited)
                                          ($000's Except Per Share Amounts)



                                                                 Three Months Ended
                                                                     September 30,
                                                              1996                1995

Net sales                                                   $    24,934         $   26,944

Cost of sales                                                    21,795             23,611

     Gross profit                                                 3,139              3,333

Selling, general and administrative                               1,460              1,427

     Operating income                                             1,679              1,906

Other (income) expense:
     Interest expense                                             1,772              1,799
     Minority interest                                               48                 82
     Other, net                                                     (34)                22

Income (loss) from continuing operations
     before income taxes                                           (107)                 3

Income taxes                                                        --                  --

Net income (loss)                                           $      (107)        $        3



Primary and fully-diluted earnings                          $       (.07)       $       --
     (loss) per share

Weighted average common and common
     equivalent shares outstanding (000's)                        1,510              1,510

See Notes to Unaudited Consolidated Financial Statements

                                         CPT HOLDINGS, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                                     (Unaudited)
                                                      ($000's)


                                                            September 30,         June 30,
                                                               1996                1996
ASSETS

Current assets:
     Cash and cash equivalents                              $        90         $      174
     Receivables - net of allowances                              9,307              8,506
     Inventories                                                  9,058             10,813
     Other current assets                                           122                130

     Total current assets                                        18,577             19,623

Property, plant and equipment - net                              46,195             44,500
Deferred financing costs, net                                     2,275              2,374
Goodwill                                                          1,436              1,460
Other assets                                                        594                627

     Total assets                                           $    69,077         $   68,584

LIABILITIES & SHAREHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                       $    10,669         $    8,881
     Accrued expenses                                             4,324              4,052
     Current portion of long-term debt                            2,845              2,776

     Total current liabilities                                   17,838             15,709

Long-term debt                                                   57,336             58,888
Other long-term obligations                                         375                400

Minority interest                                                 2,619              2,571

Shareholders' deficit:
     Common stock authorized 30,000,000 shares
         of $.05 par value each, 1,510,084 shares
         issued and outstanding                                      76                 76
     Capital in excess of par value                               5,737              5,737
     Accumulated deficit                                        (14,904)           (14,797)

     Total shareholders' deficit                                 (9,091)            (8,984)

     Total liabilities and shareholders' deficit            $    69,077         $   68,584

See Notes to Unaudited Consolidated Financial Statements

                                         CPT HOLDINGS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)
                                                      ($000's)

                                                                  Three Months Ended
                                                                     September 30
                                                                   1996               1995
Cash flows from operating activities:
     Net income (loss)                                      $      (107)        $        3
     Adjustments to reconcile net income (loss)
         to net cash provided (used) by operations:
         Minority interest in earnings of subsidiaries               48                 82
         Depreciation and amortization                              913                797
         Capitalized interest                                      (130)                --
     Changes in working capital:
         Decrease (increase) in receivables                        (801)               189
         Decrease (increase) in inventories                       1,755             (1,641)
         Decrease in other current assets                             8                118
         Increase in accounts payable,
              accrued expenses and other                          2,034                463
     Cash provided by operating activities                        3,720                 11
Cash flows from investing activities:
     Capital expenditures                                        (2,330)            (1,383)
     Increase in other assets                                        33                (33)
     Cash used by investing activities                           (2,297)            (1,416)
Cash flows from financing activities:
     Repayment on long-term obligations                            (668)              (361)
     Net borrowings (repayments) under
         revolving credit facility                               (1,373)             1,250
     Borrowings under Senior loan capital
         expenditures line of credit                                500                 --
     Borrowings under unsecured line of credit
         with affiliate                                              34                 --

     Cash provided (used) by financing activities                (1,507)               889
Net decrease in cash and cash equivalents                           (84)              (516)
Cash and cash equivalents:
     Beginning of period                                            174                972
     End of period                                          $        90         $      456

Supplemental data - cash paid during the period for:
     Interest, net of capitalized amounts                   $      1462         $    1,475
     Income taxes                                           $        --         $        7

See Notes to Unaudited Consolidated Financial Statements

                               CPT HOLDINGS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The accompanying financial statements include the accounts of CPT Holdings, Inc. and its direct and indirect majority-owned subsidiaries (the "Company" or "CPT"), J&L Structural, Inc. ("J&L"), J&L Holdings Corp. ("JLH"), Continuous Caster Corporation ("CCC") and H. Industries, Inc. (formerly Hupp Industries, Inc.) ("Hupp") All material intercompany transactions have been eliminated in consolidation.

     The Company's operations include two distinct business segments within its single indirect operating subsidiary, J&L: J&L Structural and Brighton. J&L Structural manufactures and fabricates lightweight structural steel shapes which are distributed principally to the manufactured housing, truck trailer manufacturing, highway construction and ship building industries. Brighton designs, manufacturers and sells steel piercer points which represent disposable tooling used in the production of seamless steel tubes used in the petrochemical industry. CCC is a majority-owned, indirect subsidiary which holds title to 38 acres of undeveloped land adjacent to J&L in Aliquippa, Pennsylvania.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation which were of a normal and recurring nature have been included. The results of operations for any interim period are not necessarily indicative of the results for the year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.


2.   Inventories

     Inventories consisted of the following (in $000's):

                                                           September 30,         June 30,
                                                               1996                1996

     Raw materials                                          $     3,015         $    1,971
     Finished goods                                               6,043              8,842

         Total                                              $     9,058         $   10,813


3.   Long-Term Debt

     Long-term debt consisted of the following (in $000's):

                                                           September 30,         June 30,
                                                               1996                1996

     Senior term loan                                       $    21,716         $   21,884
     Subordinated term notes                                     23,000             23,000
     Revolving loan facility                                      8,507              9,880
     Fixed rate 13% debenture                                     6,730              6,730
     Unsecured revolving credit facility                          1,000                966
     Deferred purchase money note                                   475                475
                                                                 61,428             62,935

     Less current portion of long-term debt                       2,845              2,776
     Less discounts on long-term debt                             1,247              1,271

              Total                                         $    57,336         $   58,888

     Two additional borrowings under J&L's Senior Term Loan of $500,000 each were effected during the fiscal quarter ended September 30, 1996 and during October 1996, respectively. These borrowings were made in connection with a special borrowing provision of up to $3 million for specified capital projects. As of October 30, 1996, J&L has borrowed all funds available under its Senior Term Loan.

     Effective October 1, 1996, Trinity Investment Corp. ("Trinity"), an affiliated company, issued waivers of demand for payment of interest to CPT under its fixed rate 13% debenture and its unsecured revolving credit facility, which was due on this date. The waiver extends the payment date to April 1, 1997.


4.   Litigation. Contingencies and Commitments

     The  Industrial and Allied  Employees  Union Local No. 73 Pension Plan (the
"Plan") issued a claim for payment of withdrawal liability totaling approximately $870,000 under Section 4219 of ERISA as against Hupp, CPT, and all "controlled group" members, as a result of Hupp's cessation of contributions to the Plan following the discontinuance of Hupp's business in October 1994. On July 10, 1996, the arbitrator sustained the Plan's claim of withdrawal liability against CPT. Pursuant to ERISA, CPT subsequently appealed the arbitration decision to the U.S. District Court for the Northern District of Ohio. As of September 30, 1996, CPT has made payments aggregating approximately $471,000 to the Plan and as of June 30, 1996, has fully accrued the amount of the outstanding claim less payments made through the June 30, 1996 date. The Company will continue to make monthly installment payments to the plan of approximately $25,000 against the remaining obligation under this claim.

     The Company is party to several lawsuits arising in the ordinary course of its business. The Company's management and legal counsel believe that there are valid defenses to the claims being asserted. While the Company's ultimate liability with respect to these lawsuits cannot be determined at this time, management believes the resolution thereof will not have a materially adverse effect on the financial position or results of operations of the Company.


ITEM 2: Management's Discussion And Analysis Of Financial Condition And
                             Results Of Operations

     J&L Structural, Inc. ("J&L") is segmented into two distinct operating divisions, J&L Structural Division ("J&L Structural") and Brighton Electric Steel Casting Company ("Brighton"), as a result of significant differences in both customers and products. J&L Structural is also segmented into two separate divisions which includes the Ambridge Division (formerly TCI). This distinction is due mainly to separate labor contracts which exist among the employees of J&L Structural. The Ambridge Division provides all finishing services required for J&L Structural products.

     Readers should be aware that the following paragraphs contain forward looking statements regarding management's expectations for the continued growth of the manufactured housing industry, realization of the benefits of the reheat furnace and the adequacy of the Company's cash flows, which forward looking statements may not be realized. Several important factors could cause the Company's actual results of operations to differ materially from those expressed in the foregoing forward looking statements, including: a significant downturn in manufactured housing construction and sales may occur, the reheat furnace contract specifications or the resulting production efficiencies expected therefrom may never be reached, or billet costs may increase and the Company may not have the ability to pass such costs to customers.


Results of Operations

Net Sales for the three month periods ended September 30, were:

                                     1996                      1995
     J&L Structural              $23,548,000                $25,538,000
     Brighton                      1,386,000                  1,406,000
     Total                       $24,934,000                $26,944,000

     Net sales for J&L Structural decreased from the prior period due to lower volume and lower average sales prices. Total tonnage shipped for the quarter decreased 5.5% from the same period in the previous year. Manufactured housing related shipments of Junior Beams (Registered Trademark), which represent approximately 70% of J&L Structural's business, continue to increase as growth in this industry is projected to continue due to increasing product acceptance as a result of quality and design improvements. Junior Beam (Registered Trademark) shipments have increased 11.7% over the same period in the previous year. These increases were more than offset by lower volume in the truck/trailer manufacturing, highway construction and steel service center segments of the business. Truck/trailer manufacturing business shipments of crossmembers were 34.2% lower when compared to the same period last year. The significant decline in sales to this industry reflects a general reduction in truck/trailer manufacturing volume in response to sluggish demand. The current backlog of orders for crossmembers does not indicate a significant near term turnaround. Highway construction business was sluggish as a result of prolonged state budget negotiations during 1996, particularly in the state of New York, which resulted in the elimination of certain highway projects until calendar 1997. This situation resulted in a volume reduction in wide flange beams of 20.6% compared to the same period last year. Steel service center business was down approximately 31.5% as a result of reduced volume to the construction industry. The highway construction and steel service center business combined represents approximately 15% of J&L Structural's overall business volume.

     The overall reduction in average sales pricing of 2.5% compared to the same period last year resulted mainly from the lower mix of crossmembers to total tonnage shipped this year. Crossmembers carry the highest price per ton due to the value-added processing which is performed prior to shipment.

     Brighton's sales as measured in dollars was quite stable in comparison to the same period in the previous year. However, overall mix shifted to increased production of the higher profit hastalloy versus lower margin carbide steel product. This shift was due mostly to timing of orders rather than market share movement.


Gross Margins for the three months ended September 30, were:

                                       1996                       1995
     J&L Structural                    11.9%                      12.0%
     Brighton                          24.1%                      19.5%
     Total                             12.6%                      12.4%

     Gross margins for J&L Structural approximated those of the same period in the previous year. These results were disappointing due to lower overall sales volumes and production inefficiencies due to start-up costs related to the newly installed reheat furnace. The furnace builder has committed to complete certain identified equipment improvements during a plant shutdown scheduled for late November. Productivity measures have been steadily improving since mid-September, and management believes that by the new calendar year, subsequent to installation and testing of the equipment improvements, the Company should begin to realize the benefits of this significant capital investment.

     The negative impact on J&L Structural's gross margins was somewhat mitigated by a reduction in billet costs of 4% over the same period in the previous year.

     Brighton's gross margins have significantly improved in comparison to the same period in the prior year due mainly to a greater mix of sales of its most profitable, hastalloy product.


     Selling, general and administrative expenses were slightly greater than for the comparable period in the prior year due mainly to additional technical support services required for modification of J&L's management information systems offset by lower corporate expenses at CPT.


Liquidity and Capital Resources

     Cash flows from operations for the three months ended September 30, 1996 and 1995 totaled $3,720,000 and $11,000, respectively. The improvement in cash flow over the prior year was due mainly to a reduction in inventories coupled with an increase in accounts payable due to increased aging of trade payables by approximately five days in the current quarter and the recording of the remaining holdback on the new reheat furnace totaling approximately $1,400,000. Significant productivity inefficiencies relating to the start-up of the new reheat furnace were realized during the first quarter of fiscal 1997, and have had a negative impact on working capital. Productivity and resulting gross margins are expected to improve over the coming two quarters as a result of final retrofit of the reheat furnace and flattening of the learning curve with regard to its operation. This should improve J&L' s working capital position significantly as yield and tons per hour performance improvements are realized.

     The Company's investing activities included capital expenditures totaling approximately $1,800,000 representing final expenditures associated with the new reheat furnace installation of which approximately $1,400,000 remains outstanding as a holdback, as highlighted earlier.

     Financing activities for the first quarter of fiscal 1997 included scheduled Senior Lender repayments totaling $668,000, net repayments under the Senior Lender revolving credit facility totaling $1,373,000 and borrowings under the Senior Loan capital expenditures line of credit totaling $500,000. An additional and final borrowing of $500,000 under the Senior Loan capital expenditures line of credit was made during October 1996. J&L completed the installation of a new reheat furnace in late July 1996. However, due to outstanding obligations of the furnace builder to complete certain identified equipment improvements, J&L has not released final payments under the contract totaling approximately $1,400,000. The furnace builder has agreed to complete these improvements in order to satisfy contractual specifications. Subsequent to the installation and satisfactory testing of these improvements, completion of the contract will be accomplished, including the payment of all or a portion of retained amounts. Additional borrowings for capital expenditure funding to be provided by state and county sources totaling approximately $1,350,000 have been approved. During early November 1996, $500,000 of this additional funding has been completed, and the balance of the funding is expected to close within 90 days upon finalization of certain lending agreements.

     Total outstanding debt as of September 30, 1996 and June 30, 1996, was $61,428,000 and $62,935,000, respectively. Interest expense totaled $1,772,000 for the three months ended September 30, 1996, representing an average borrowing rate approximating 11.2% over the period.

     Cash and cash equivalents decreased from $174,000 to $90,000 at the end of the first fiscal quarter compared with June 30, 1996. Although the Company's total equity represents a deficit of approximately $9,091,000, this position is due largely to the poor performance of previously discontinued operations and a basis adjustment for the leveraged acquisition of J&L Structural, during fiscal 1995 totaling ($9,705,000). Management expects that cash flows from operations will continue to satisfy the Company's requirements to fund operating expenses, debt service and capital expenditures in the future.

                           PART II - OTHER INFORMATION


ITEM 1:   Legal Proceedings

     The Company is presently engaged in litigation related to its business activities. It is believed that the Company has meritorious defenses to such lawsuits and is defending itself in the ordinary course of business.

     The  Industrial and Allied  Employees  Union Local No. 73 Pension Plan (the
"Plan") issued a claim for payment of withdrawal liability totaling approximately $870,000 under Section 4219 of ERISA as against Hupp, CPT, and all "controlled group" members, as a result of Hupp's cessation of contributions to the Plan following the discontinuance of Hupp's business in October 1994. On July 10, 1996, the arbitrator sustained the Plan's claim of withdrawal liability against CPT. Pursuant to ERISA, CPT subsequently appealed the arbitration decision to the U.S. District Court for the Northern District of Ohio. As of September 30, 1996, CPT has made payments aggregating approximately $471,000 to the Plan and as of June 30, 1996, has fully accrued the amount of the outstanding claim less payments made through the June 30, 1996 date. The Company will continue to make monthly installment payments to the plan of approximately $25,000 against the remaining obligation under this claim.



ITEM 2:   Changes in Securities

         None


ITEM 3:  Defaults Upon Senior Securities

         None


ITEM 4:  Submission of Matters to a Vote of Security Holders

         None


ITEM 5:  Other Information

         None


ITEM 6:  Exhibits and Reports on Form 8-K

         (a)      Exhibits:
                  Exhibit 27:  Financial Data Schedule for First Quarter 10-Q

         (b)      Reports on Form 8-K:  None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CPT HOLDINGS.  INC.


Dated: November 14, 1996                  By:      /s/William L. Remley
                                                      William L. Remley
                                                      President & Treasurer