Form 10-Q
period 1996-12-31
CPT HOLDINGS INC
filed 1997-02-14
CIK 25360

---------------------------------------------------------------------
     _____________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: December 31, 1996

______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___





As of January 31, 1997, 1,510,084 shares of Common Stock were issued and outstanding.

PART 1.  FINANCIAL INFORMATION

ITEM 1:  Financial Statements

                       CPT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (dollars in thousands, except per share amounts)


                                                                  Three Months Ended              Six Months Ended
                                                                      December  31,                  December 31,
                                                                  1996              1995          1996               1995


Net sales                                                     $    22,846     $   24,816       $   47,780       $  51,760
Cost of sales                                                      20,296         21,731           42,092          45,342
                                                              ------------    -----------      -----------      ----------
      Gross profit                                                  2,550          3,085            5,688           6,418
Selling, general and administrative                                 1,596          1,843            3,055           3,270
                                                              ------------    -----------      -----------      ----------
      Operating income                                                954          1,242            2,633           3,148
Other expense (income):
      Interest expense                                              1,874          1,815            3,646           3,614
      Minority interest                                              (113)          (186)             (65)           (104)
      Other expense (income), net                                     (34)           755              (68)            778
                                                              ------------    -----------      -----------      ----------
Loss before income taxes                                             (773)        (1,142)            (880)         (1,140)
Income taxes                                                            -              -                -               -
                                                              ------------    -----------      -----------      ----------
Net loss                                                      $      (773)    $   (1,142)      $     (880)      $  (1,140)
                                                              ============    ===========      ===========      ==========

Primary and fully-diluted loss per share                      $      (.51)    $     (.76)      $    (.58)       $    (.75)
                                                              ============    ===========      ===========      ==========

Weighted average common and common
      equivalent shares outstanding (000's)                         1,510          1,510            1,510           1,510
                                                              ============    ===========      ==========       ==========


See Notes to Unaudited Consolidated Financial Statements

                                            CPT HOLDINGS, INC. AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                                                  (dollars in thousands)
                                                        (Unaudited)

                                                              December 31,               June 30,
                                                                 1996                       1996

ASSETS

Current assets:
     Cash and cash equivalents                                $       157               $      174
     Receivables, net of allowances                                 6,309                    8,506
     Inventories                                                    9,606                   10,813
     Other current assets                                              79                      130
                                                              ------------              ----------

     Total current assets                                          16,151                   19,623

Property, plant and equipment, net                                 45,943                   44,500
Deferred financing costs, net                                       2,168                    2,374
Goodwill                                                            1,412                    1,460
Other assets                                                          583                      627
                                                              ------------              ----------

Total assets                                                  $    66,257               $   68,584
                                                              ============              ==========


LIABILITIES & SHAREHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                         $     8,783               $    8,881
     Accrued expenses                                               3,827                    4,052
     Current portion of long-term debt                              3,011                    2,776
                                                              ------------              -----------

     Total current liabilities                                     15,621                   15,709

Long-term debt                                                     57,594                   58,888
Other long-term obligations                                           400                      400

Minority interest                                                   2,506                    2,571

Shareholders' deficit:
     Common stock authorized 30,000,000 shares
         of $.05 par value each, 1,510,084 shares
         issued and outstanding                                        76                       76
     Additional paid in capital                                     5,737                    5,737
     Accumulated deficit                                          (15,677)                 (14,797)
                                                              ------------              -----------

     Total shareholders' deficit                                   (9,864)                  (8,984)
                                                              ------------              -----------

Total liabilities and shareholders' deficit                   $    66,257               $   68,584
                                                              ============              ===========

See Notes to Unaudited Consolidated Financial Statements


                                            CPT HOLDINGS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)
                                                  (dollars in thousands)


                                                                   Three Months Ended                 Six Months Ended
                                                                     December 31,                      December 31,
                                                                 1996              1995              1996            1995
Cash flows from operating activities:
Net loss                                                      $      (773)   $    (1,142)      $      (880)   $    (1,140)

Adjustments to reconcile net loss to net cash
     provided (used) by operations:
     Minority interest in earnings of subsidiaries                   (113)          (186)              (65)          (104)
     Depreciation and amortization                                  1,038            784             1,951          1,580
     Capitalized interest                                               -              -              (130)             -
Changes in working capital:
     Decrease in receivables                                        2,997          1,351             2,197          1,540
     Decrease (increase) in inventories                              (547)        (2,792)            1,207         (4,433)
     Decrease in other current assets                                  42             77                51            194
     Decrease  in accounts payable
         and accrued expenses                                      (2,358)        (2,361)             (324)        (1,896)
                                                               -----------   ------------       -----------   ------------

Cash provided (used) by operating activities                          286         (4,269)            4,007         (4,259)
                                                               -----------   ------------       -----------   ------------

Cash flows from investing activities:
     Capital expenditures                                            (641)        (1,931)           (2,971)        (3,313)
     Decrease (increase) in other assets                               11              -                44            (33)
                                                               ----------    ------------       -----------   ------------
     Cash used by investing activities                               (630)        (1,931)           (2,927)        (3,346)
                                                               ----------    ------------       -----------   ------------

Cash flows from financing activities:
     Repayment on long-term obligations                              (701)          (555)           (1,369)          (916)
     Net borrowings (repayments) under                                111          6,487            (1,262)         7,737
         revolving credit facility
     Borrowings under unsecured line of credit                          -              -                34              -
     Borrowings under senior term loan                                500              -             1,000              -
     Borrowings from state development loans                          500              -               500              -
                                                               ----------    ------------       -----------   ------------
     Cash provided (used) by financing activities                     410          5,932            (1,097)         6,821
                                                               ----------    ------------       -----------   ------------

Net increase (decrease) in cash and cash equivalents                   66           (268)              (17)          (784)
Cash and cash equivalents:
     Beginning of period                                               91            456               174            972
                                                              -----------    ------------      -----------    ------------
     End of period                                            $       157    $       188       $       157    $       188
                                                              ===========    ============      ===========    ============

Supplemental data - cash paid during the period for:
Interest                                                      $     1,567    $     1,508       $     3,029    $     2,983
                                                              ===========    ============      ===========    ============
Income taxes                                                  $         -    $       160       $         -    $       167
                                                              ===========    ============      ===========    ============

See Notes to Unaudited Consolidated Financial Statements


                       CPT HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying financial statements include the accounts of CPT Holdings, Inc. and its direct and indirect majority-owned subsidiaries (the "Company" or "CPT"), J&L Structural, Inc. ("J&L"), J&L Holdings Corp. ("JLH"), Continuous Caster Corporation ("CCC") and H. Industries, Inc. (formerly, Hupp Industries, Inc.) ("Hupp.") All material intercompany transactions have been eliminated in consolidation.

     The Company's operations include two distinct business segments within its single indirect operating subsidiary, J&L: J&L Structural and Brighton. J&L Structural manufactures and fabricates lightweight structural steel shapes which are distributed principally to the manufactured housing, tractor trailer manufacturing and highway construction industries. Brighton designs, manufactures and sells steel piercer points which represent disposable tooling used in the production of seamless steel tubes used in the petrochemical industry. CCC is a majority-owned, indirect subsidiary which holds title to 38 acres of undeveloped land adjacent to J&L in Aliquippa, Pennsylvania.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation which were of a normal and recurring nature have been included. The results of operations for any interim period are not necessarily indicative of the results for the year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

2.   Inventories

     Inventories consisted of the following (in $000's):

                                                                         December 31,       June 30,
                                                                            1996              1996

         Raw materials                                                  $   1,754        $   1,971
         Finished goods                                                     7,852            8,842
                                                                        ---------        ---------

                           Total                                        $   9,606        $  10,813
                                                                        =========        =========


3.   Long-Term Debt

     Long-term debt consisted of the following (in $000's):

                                                                         December 31,       June 30,
                                                                            1996              1996

     Senior term loan                                                   $  21,530        $  21,884
     Subordinated term notes                                               23,000           23,000
     Revolving loan facility                                                8,618            9,880
     Fixed rate 13% debenture                                               6,730            6,730
     Unsecured revolving credit facility                                    1,000              966
     Note payable to state                                                    485               --
     Deferred purchase money note                                             475              475
                                                                        ---------        ---------
                                                                           61,838           62,935

     Less:  current portion of long-term debt                               3,011            2,776
     Less:  discounts on long-term debt                                     1,233            1,271
                                                                        ---------        ---------

              Total                                                     $  57,594        $  58,888
                                                                        =========        =========


     J&L's Senior Term Loan, Revolving Loan Facility and Subordinated Term Notes include certain provisions which, among other things, provide that J&L will maintain certain financial ratios, limit the amount of annual capital expenditures, maintain a minimum tangible net worth and limit the amount of shareholder distributions. As of December 31, 1996, J&L was not in compliance with its operating cash flow and total debt service covenants with its senior and subordinated lenders. J&L's lenders have waived their rights with respect to the above covenant violations as of December 31, 1996, in response to J&L's request to do so.

     On October 30, 1996, J&L closed on certain state debt totaling $500,000 which was available to it in order to assist in the financing of the new reheat furnace. This debt bears interest at 3% and amortizes over 60 months beginning December 1, 1996 with monthly payments totaling $8,984.

     Two additional borrowings under J&L's Senior Term Loan of $500,000 each were effected during the fiscal quarter ended September 30, 1996 and during October 1996, respectively. These borrowings were made in connection with a special borrowing provision of up to $3 million for specified capital projects. As of October 30, 1996, J&L borrowed all funds available under its Senior Term Loan.

     Effective October 1, 1996, Trinity Investment Corp. ("Trinity"), an affiliated company, issued waivers of demand for payment of interest to CPT under its fixed rate 13% debenture and its unsecured revolving credit facility, which was due on this date. The waiver extends the payment date to April 1, 1997.


4.   Litigation, Contingencies and Commitments

     The Industrial and Allied Employees Union Local No. 73 Pension Plan (the "Plan") issued a claim for payment of withdrawal liability totaling approximately $870,000 under Section 4219 of ERISA as against Hupp, CPT and all "controlled group" members, as a result of Hupp's cessation of contributions to the Plan following the discontinuance of Hupp's business in October 1994. On July 10, 1996, an arbitrator sustained the Plan's claim of withdrawal liability against CPT. Pursuant to ERISA, CPT subsequently appealed the arbitration decision to the U.S. District Court for the Northern District of Ohio, which appeal remains pending. As of December 31, 1996, CPT has made payments aggregating approximately $545,000 to the Plan and as of June 30, 1996, has fully accrued the amount of the outstanding claim less payments made through the June 30, 1996 date. The Company will continue to make monthly installment payments to the plan of approximately $25,000 against the remaining obligation under this claim.

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


ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     J&L Structural, Inc. ("J&L") is segmented into two distinct operating divisions, J&L Structural Division ("J&L Structural") and Brighton Electric Steel Casting Company ("Brighton"), as a result of significant differences in both customers and products. J&L Structural is also segmented into two separate divisions which includes the Ambridge Division (formerly TCI) and the Aliquippa Division. This distinction is due mainly to separate labor contracts which exist among the employees of J&L Structural. The Ambridge Division provides all finishing services required for J&L Structural products.

     Readers should be aware that the following paragraphs contain forward looking statements regarding management's expectations for the continued growth of the manufactured housing industry, realization of the benefits of the reheat furnace and the adequacy of the Company's cash flows, which forward looking statements may not be realized. Several important factors could cause the Company's actual results of operations to differ materially from those expressed in the following forward looking statements, including: a significant downturn in manufactured housing construction and sales may occur, the reheat furnace contract specifications or the resulting production efficiencies expected therefrom may never be reached, or billet costs may increase and the Company may not have the ability to pass such costs on to customers.

Results of Operations

Net Sales for the three and six month periods ended December 31, were:


                                      Three Months Ended                         Six Months Ended
                                        December 31,                                December 31,
                                   1996                1995                  1996              1995
     J&L Structural            $21,135,000         $23,409,000           $44,683,000        $48,947,000
     Brighton                    1,711,000           1,407,000             3,097,000          2,813,000
                                 ---------           ---------             ---------          ---------
     Total                     $22,846,000         $24,816,000           $47,780,000        $51,760,000


          Net sales for J&L Structural for the three and six months ended December 31, 1996 decreased from the same periods in the prior year due to lower volume and lower average pricing. Total tonnage shipped for the three and six months ended December 31, 1996 decreased 6.6% and 6.0 %, respectively, from the same periods in the previous year. Manufactured housing related shipments of Junior Beams (registered trademark), which represent approximately 65% of J&L Structural's business, continue to increase as growth in this industry is projected to continue, albeit at a slower rate than the industry has most recently experienced, due to increasing product acceptance as a result of quality and design improvements. J&L Structural maintains a significant market share of total structural steel beam shipments in this business segment. Junior Beam (registered trademark) tonnage shipments have decreased 1.0% and increased 5.3% compared to the three and six month periods in the previous year, respectively. These results were further impacted by lower volume experienced in the truck/trailer manufacturing, highway construction and steel service center segments of our business. Truck/trailer manufacturing business shipments of crossmembers were off 44.0% and 38.7% compared to the three and six month periods in the previous year, respectively. The significant decline in sales to this industry reflects a general reduction in truck/trailer manufacturing volume in response to market wide sluggish demand. The current backlog of orders for crossmembers does not indicate a significant near term turnaround. Highway construction business has picked up during the second quarter of fiscal 1997 mainly as a result of relatively mild weather through December 1996 compared to the unusually severe weather experienced throughout last year's winter season. The first six months of fiscal 1997 was sluggish as a result of prolonged state budget negotiations during 1996, particularly in the state of New York, which resulted in the elimination of certain highway projects until calendar 1997. J&L Structural experienced a volume increase in wide flange beams of 31.0% and a reduction of 1.1% compared to the three and six month periods in the previous year, respectively. Steel service center business was down approximately 1.2% and 16.3% during the three and six month periods ended December 31, 1996 compared to the same periods in the previous year, respectively, as a result of reduced volume to the construction industry. The second quarter performance was partially offset by favorable weather conditions compared to the previous year as discussed earlier. The highway construction and steel service center business combined represent approximately 20% of J&L Structural's overall business volume.

          The overall reduction in average pricing to J&L Structural of 2.9% compared to the same six month period last year resulted mainly from the lower mix of crossmembers to total tonnage shipped this year. Crossmembers carry the highest price per ton due to the value-added processing which is performed prior to shipment.

          Brighton's sales for the current three and six month periods, as measured in dollars, increased 21.6% and 10.1% as compared to the same periods in the previous fiscal year, respectively. However, overall mix shifted to more production of the higher profit hastalloy versus lower margin carbide steel product. This shift was due mostly to timing of orders rather than market share movement.

Gross Margins for the three and six months ended December 31, were:


                                        Three Months Ended                     Six Months Ended
                                         December 31,                            December 31,
                                   1996            1995                     1996          1995
     J&L Structural                10.0%           12.0%                    11.0%         12.0%
     Brighton                      26.1%           19.8%                    25.3%         19.6%
                                   ----            ----                     ----          ----
     Total                         11.2%           12.4%                    11.9%         12.4%


          Gross margins for J&L Structural were lower compared to prior period results for both the three and six months due to lower overall sales volumes and production inefficiencies due to start-up costs for the newly installed reheat furnace. As of the second fiscal quarter end, the furnace builder has completed certain identified equipment improvements and is expected to soon be conducting final equipment testing to verify conformance with contracted equipment specifications and performance. Productivity measures observed during December 1996 and January 1997 have indicated steady improvement, and management believes that the Company should begin in the near term to realize the benefits of this significant capital investment.

          The negative impact on J&L Structural's gross margins was somewhat mitigated by a reduction in billet costs of 4.6% over the same period in the previous year as a result of lower steel scrap costs, which play a major factor in billet pricing, and improved supply agreements with certain billet suppliers.

          Brighton's gross margins have significantly improved in comparison to the same period in the prior year due mainly to a greater mix of sales of its most profitable, hastalloy product.

          Selling, general and administrative expenses compared favorably with the prior year due to ongoing cost control emphasis at J&L Structural and the finalization of certain corporate charges relating to litigation regarding Hupp.

Liquidity and Capital Resources

          Cash flows from operations for the three and six months ended December 31, 1996 and 1995 totaled $286,000, $4,006,000, ($4,269,000) and
          ($4,259,000), respectively. The improvement in cash flow over the prior year was due mainly to the fact that J&L Structural was significantly building inventories during the second quarter of fiscal 1996. Reduced inventory levels in early fiscal 1996 resulted from production inefficiencies experienced with establishing a second production shift. Productivity inefficiencies relating to the start-up of the new reheat furnace were experienced during the first half of fiscal 1997, and have had a negative impact on working capital. Productivity and resulting gross margins are expected to improve in the near term as yield and tons per hour improvements are realized.

          The Company's investing activities included capital expenditures totaling approximately $641,000 and $2,971,000 for the three and six months ended December 31, 1996. Capital expenditures included final expenditures associated with the new reheat furnace installation of which approximately $1,400,000 remains outstanding as a holdback pending satisfaction of the contractor's contractual performance guarantees to be demonstrated in the final equipment testing program.

          Financing activities for the second quarter of fiscal 1997 included scheduled Senior Lender repayments totaling $701,000, net borrowings under the Senior Lender revolving credit facility totaling $111,000, borrowings under the Senior Loan capital expenditures line of credit totaling $500,000 and borrowings under a state lending program relating to the reheat furnace installation totaling $500,000. J&L completed the installation of a new reheat furnace in late July 1996; however, until final satisfaction of equipment performance guarantees is given by the contractor based on testing, J&L has not released final payments under the contract totaling approximately $1,400,000. Additional borrowings for capital expenditure funding to be provided by state and county sources totaling approximately $850,000 have been approved and are expected to close by April, 1997.

          Total outstanding debt of J&L, which excludes affiliated debt, as of December 31, 1996 and June 30, 1996 totals $53,633,000 and
          $54,764,000, respectively. Interest expense on unaffiliated debt of J&L totaled $3,076,000 for the six months ended December 31, 1996, which represents an effective average borrowing rate approximating 11.4% over the period.

          J&L is in violation of its debt service coverage covenants with its senior and subordinated lenders based on computations performed as of the December 31, 1996 measurement date. These covenants have been waived as of such measurement date by the lenders at the request of J&L management. Management expects that cash flows from operations will continue to satisfy the Company's requirements to fund operating expenses, debt service and capital expenditures in the future.

PART II - OTHER INFORMATION

ITEM 1:   Legal Proceedings

     The Company is presently engaged in litigation related to its business activities. It is believed that the Company has meritorious defenses to such lawsuits and is defending itself in the ordinary course of business.

     The  Industrial and Allied  Employees  Union Local No. 73 Pension Plan (the
"Plan") issued a claim for payment of withdrawal liability totaling approximately $870,000 under Section 4219 of ERISA as against Hupp, CPT and all "controlled group" members, as a result of Hupp's cessation of contributions to the Plan following the discontinuance of Hupp's business in October 1994. On July 10, 1996, an arbitrator sustained the Plan's claim of withdrawal liability against CPT. Pursuant to ERISA, CPT subsequently appealed the arbitration decision to the U.S. District Court for the Northern District of Ohio, which appeal remains pending. As of December 31, 1996, CPT has made payments aggregating approximately $545,000 to the Plan and as of June 30, 1996, has fully accrued the amount of the outstanding claim less payments made through the June 30, 1996 date. The company will continue to make monthly installment payments to the plan of approximately $25,000 against the remaining obligation under this claim.

ITEM 2:  Changes in Securities

         None


ITEM 3:  Defaults Upon Senior Securities

     J&L's Senior Term Loan, Revolving Loan Facility and Subordinated Term Notes include certain provisions which, among other things, provide that J&L will maintain certain financial ratios, limit the amount of annual capital expenditures, maintain a minimum tangible net worth and limit the amount of shareholder distributions. As of December 31, 1996, J&L was not in compliance with its operating cash flow and total debt service covenants with its senior and subordinated lenders. J&L's lenders have waived their rights with respect to the above covenant violations as of December 31, 1996, in response to J&L's request to do so.


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


                                               CPT HOLDINGS, INC.


Dated:  February 14, 1997                      By:      /s/William L. Remley
                                                        William L. Remley,
                                                        President & Treasurer