Form 10-Q
period 1997-03-31
CPT HOLDINGS INC
filed 1997-05-15
CIK 25360

-------------------------------------------------------------------------------
    ---------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   X     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES  EXCHANGE ACT OF 1934
         For the quarterly period ended: March 31, 1997

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


     Registrant's telephone number, including area code: (212) 382-1313


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___






As of April 30, 1997, 1,510,084 shares of Common Stock were issued and outstanding.


--------------------------------------------------------------------------------

PART 1.  FINANCIAL INFORMATION

ITEM 1:  Financial Statements

                       CPT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (dollars in thousands, except per share amounts)



                                                                  Three Months Ended              Nine Months Ended
                                                                        March 31,                       March 31,
                                                                  1997              1996          1997               1996
                                                                  ----              ----          ----               ----


Net sales                                                     $    23,155     $   24,047       $   70,935       $  75,806
Cost of sales                                                      19,997         20,775           62,089          66,116
                                                              -----------     ----------       ----------       ---------
      Gross profit                                                  3,158          3,272            8,846           9,690
Selling, general and administrative                                 1,698          1,899            4,754           5,168
                                                              -----------     ----------       ----------       ---------
      Operating income                                              1,460          1,373            4,092           4,522
Other expense (income):
      Interest expense                                              1,920          1,851            5,565           5,465
      Minority interest                                                 3              8              (62)            (95)
      Other expense (income), net                                     (21)           486              (89)          1,263
                                                              ------------    ----------       -----------      ---------
Loss from continuing operations
      before provision for income taxes                              (442)          (972)          (1,322)         (2,111)
Provision for income taxes                                              -              -                -               -
                                                              -----------     ----------       ----------       ---------
Net Loss                                                      $      (442)    $     (972)      $   (1,322)      $  (2,111)
                                                              ============    ===========      ===========      ==========

Primary and fully-diluted loss per share                      $     (0.29)    $     (0.64)     $    (0.88)      $   (1.40)
                                                              ============    ============     ==============   ==========

Weighted average common and common
      equivalent shares outstanding (000's)                         1,510          1,510            1,510           1,510
                                                              ===========     ==========       ==========       =========










See Notes to Unaudited Consolidated Financial Statements

                       CPT HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                   (Unaudited)



                                                              March 31,                  June 30,
                                                                 1997                       1996
ASSETS

Current assets:
     Cash and cash equivalents                                $        28               $      174
     Receivables, net of allowances                                 8,742                    8,506
     Inventories                                                   10,688                   10,813
     Other current assets                                              60                      130
                                                              -----------               ----------

     Total current assets                                          19,518                   19,623

Property, plant and equipment, net                                 45,401                   44,500
Deferred financing costs, net                                       2,060                    2,374
Goodwill                                                            1,389                    1,460
Other assets                                                          348                      627
                                                              -----------               ----------

Total assets                                                  $    68,716               $   68,584
                                                              ===========               ==========


LIABILITIES & SHAREHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                         $     9,813               $    8,881
     Accrued expenses                                               4,458                    4,052
     Current portion of long-term debt                              3,085                    2,776
                                                              -----------               ----------

     Total current liabilities                                     17,356                   15,709

Long-term debt                                                     58,757                   58,888
Other long-term obligations                                           400                      400

Minority interest                                                   2,509                    2,571

Shareholders' deficit:
     Common stock authorized 30,000,000 shares
         of $.05 par value each, 1,510,084 shares
         issued and outstanding                                        76                       76
     Additional paid in capital                                     5,737                    5,737
     Accumulated deficit                                          (16,119)                 (14,797)
                                                              ------------              -----------

     Total shareholders' deficit                                  (10,306)                  (8,984)
                                                              ------------              -----------

Total liabilities and shareholders' deficit                   $    68,716               $   68,584
                                                              ===========               ==========




See Notes to Unaudited Consolidated Financial Statements

                       CPT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (dollars in thousands)



                                                                   Three Months Ended                 Nine Months Ended
                                                                       March 31,                           March 31,
                                                                 1997              1996              1997            1996
                                                                 ----              ----              ----            ----
Cash flows from operating activities:
Net loss                                                      $      (442)   $      (972)      $    (1,322)   $    (2,111)
Adjustments to reconcile net loss to net cash
     provided (used) by operations:
     Minority interest in earnings of subsidiaries                      3              8               (62)           (95)
     Depreciation and amortization                                  1,082            787             3,032          2,367
     Capitalized interest                                               -              -              (130)             -
Changes in working capital:
     Decrease (increase) in receivables                            (2,432)          (372)             (236)         1,167
     Decrease (increase) in inventories                            (1,083)           158               125         (4,275)
     Decrease (increase) in other current assets                       19            (55)               70            121
     Increase (decrease) in accounts payable
         and accrued expenses                                       1,662          1,389             1,338           (489)
                                                              -----------    -----------       -----------    ------------

Cash used by operating activities                                  (1,191)           943             2,815         (3,315)
                                                              ------------   -----------       -----------    ------------

Cash flows from investing activities:
     Capital expenditures                                            (361)        (2,411)           (3,332)        (5,725)
     Increase in other assets                                         235            (76)              279           (108)
                                                              -----------    ------------      -----------    -----------
     Cash provided (used) by investing activities                    (126)        (2,487)           (3,053)        (5,833)
                                                              ------------   ------------      ------------   -----------

Cash flows from financing activities:
     Repayment of long-term obligations                              (726)          (570)           (2,095)        (1,486)
     Net borrowings under revolving
         credit facility                                            1,914          1,127               653          8,863
     Borrowings under unsecured line of credit                          -            509                34            509
     Borrowings under senior term loan                                  -          1,000             1,000          1,000
     Borrowings under state development loans                           -              -               500              -
                                                              -----------    -----------       -----------    -----------
     Cash provided by financing activities                          1,189          2,066                92          8,886
                                                              -----------    -----------       -----------    -----------

Net increase (decrease) in cash and cash equivalents                 (128)           522              (146)          (262)
Cash and cash equivalents:
     Beginning of period                                              157            188               174            972
                                                              -----------    -----------       -----------    -----------
     End of period                                            $        28    $       710       $        28    $       710
                                                              ===========    ===========       ===========    ===========

Supplemental data - cash paid during the period for:
Interest                                                      $     1,557    $     1,586       $     4,586    $     4,569
                                                               ==========    ===========        ==========    ===========
Income taxes                                                  $         -    $         -       $         -    $       167
                                                               ==========    ===========        ==========    ===========


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

2.   Inventories

     Inventories consisted of the following (in $000's):


                                                                          March 31,         June 30,
                                                                            1997              1996

         Raw materials                                                  $   2,544        $   1,971
         Finished goods                                                     8,144            8,842
                                                                        ---------        ---------

                           Total                                        $  10,688        $  10,813
                                                                        =========        =========


3.   Long-Term Debt

     Long-term debt consisted of the following (in $000's):



                                                                          March 31,         June 30,
                                                                            1997              1996

     Senior term loan                                                   $  20,828        $  21,884
     Subordinated term notes                                               23,000           23,000
     Revolving loan facility                                               10,533            9,880
     Fixed rate 13% debenture                                               6,730            6,730
     Unsecured revolving credit facility                                    1,000              966
     Note payable to state                                                    461               --
     Deferred purchase money note                                             475              475
                                                                        ---------        ---------
                                                                           63,027           62,935

     Less:  current portion of long-term debt                               3,085            2,776
     Less:  discounts on long-term debt                                     1,185            1,271
                                                                        ---------        ---------

              Total                                                     $  58,757        $  58,888
                                                                        =========        =========


    J&L's Senior Term Loan, Revolving Loan Facility and Subordinated Term Notes include certain provisions which, among other things, provide that J&L will maintain certain financial ratios, limit the amount of annual capital expenditures, maintain a minimum tangible net worth and limit the amount of shareholder distributions. As of March 31, 1997, J&L was not in compliance with certain operating cash flow to debt service financial maintenance covenants with its senior and subordinated lenders. J&L's lenders have waived their rights with respect to the above covenant violations as of March 31, 1997, in response to J&L's request to do so. In addition, a mechanics' lien was filed against J&L as described further in Note 4 which resulted in a technical default under the credit agreements with J&L's lenders. The lenders also waived their rights with respect to this technical default for the period through August 31, 1997.

    On April 17, 1997, J&L closed on two local sources of debt totaling $500,000 which were available to it in order to assist in the financing of the new reheat furnace. The debt bears interest at 3% and 5% and amortizes over 60 months beginning June 1, 1997 with monthly payments totaling $9,110.

    On October 30, 1996, J&L closed on certain state debt totaling $500,000 which was available to it in order to assist in the financing of the new reheat furnace. This debt bears interest at 3% and amortizes over 60 months beginning December 1, 1996 with monthly payments totaling $8,984.

    Two additional borrowings under J&L's Senior Term Loan of $500,000 each were effected during the fiscal quarters ended September 30, 1996 and December 31, 1996, respectively. These borrowings were made in connection with a special borrowing provision of up to $3 million for specified capital projects. As of October 30, 1996, J&L borrowed all funds available under its Senior Term Loan.

    Effective April 1, 1997, Trinity Investment Corp. ("Trinity"), an affiliated company, issued waivers of demand for payment of interest to CPT under its fixed rate 13% debenture and its unsecured revolving credit facility, which was due on this date. The waiver extends the payment date to October 1, 1997.


4.  Litigation, Contingencies and Commitments

    The Industrial and Allied Employees Union Local No. 73 Pension Plan (the "Plan") issued a claim for payment of withdrawal liability totaling approximately $870,000 under Section 4219 of ERISA as against Hupp, CPT and all "controlled group" members, as a result of Hupp's cessation of contributions to the Plan following the discontinuance of Hupp's business in October 1994. On July 10, 1996, an arbitrator sustained the Plan's claim of withdrawal liability against CPT. Pursuant to ERISA, CPT subsequently appealed the arbitration decision to the U.S. District Court for the Northern District of Ohio, which appeal remains pending. As of March 31, 1997, CPT has made payments aggregating approximately $620,000 to the Plan, and as of June 30, 1996 the Company had fully accrued all amounts payable under this claim. The Company will continue to make monthly installment payments to the plan of approximately $25,000 against the remaining obligation under this claim.

    On March 25, 1997, J&L's furnace builder filed a statement of mechanics' lien in the Court of Common Pleas of Beaver County, Pennsylvania against the real property situated in Aliquippa and owned by J&L for payment of
    $1,420,000 claimed due it. The mechanics' lien asserts that work was completed on the furnace in December 1996, and that under the contract the final holdback payment would be payable following completion of work. J&L has not delivered final payment due to variances noted under performance testing results which did not meet contract specifications. However, the furnace builder has refused to recognize these test results due to its disagreement with J&L's procedural methods utilized in carrying out the testing. Subsequent to filing of the mechanics' lien, on April 18, 1997, J&L filed a demand for arbitration under the contract. J&L is seeking declaratory judgment and performance on the following: (i) contract interpretation of performance criteria to be applied under the contract,
    (ii) contract interpretation with regard to procedures to be utilized in conducting performance testing and (iii) dismissal of the mechanics' lien claim against J&L's real property on the basis that it is premature and improper. J&L has fully accrued $1,420,000 which is included in accounts payable as of March 31, 1997.

5.  Earnings Per Share

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share" ("FAS 128") which establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. It replaces the presentation of primary EPS with a presentation of basic EPS which significantly limits the inclusion of common stock equivalents used in its computation. Disclosure requirements include a dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the factors utilized in computing basic and diluted EPS. FAS 128 will become effective for financial statements issued for periods ending after December 15, 1997. There would have been no effect to the reported per share results for the three and nine month periods ended March 31, 1997 and 1996 per application of FAS 128 due to the antidilutive effect of common stock equivalents for these periods.


ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

J&L Structural, Inc. ("J&L") is segmented into two distinct operating divisions, J&L Structural Division ("J&L Structural") and Brighton Electric Steel Casting Company ("Brighton"), as a result of significant differences in both customers and products. J&L Structural is also segmented into two separate divisions which includes the Ambridge Division and the Aliquippa Division. This distinction is due mainly to separate labor contracts which exist among the employees of J&L Structural. The Ambridge Division provides all finishing services required for J&L Structural products.

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

Results of Operations

Net Sales for the three and nine month periods ended March 31, were:



                                        Three Months Ended                      Nine Months Ended
                                          March  31,                                March 31,
                                   1997                1996                  1997              1996
                                   ----                ----                  ----              ----
     J&L Structural            $21,631,000         $22,207,000           $66,314,000        $71,153,000
     Brighton                    1,524,000           1,840,000             4,621,000          4,653,000
                                 ---------           ---------             ---------          ---------
     Total                     $23,155,000         $24,047,000           $70,935,000        $75,806,000


Net sales for J&L  Structural for the three and nine months ended March 31,
1997 decreased from the same periods in the prior year due mainly to lower volume shipped. Total tonnage shipped for the three and nine months ended March 31, 1997 decreased 0.8% and 4.4%, respectively, from the same periods in the previous year. Manufactured housing related shipments of Junior Beams(Registered trademark), which represent approximately 65% of J&L Structural's business, continue to increase along with the long-term growth experienced in this industry. Manufactured housing industry growth is anticipated to continue based on increasing consumer acceptance resulting from improved product quality and design at significantly reduced cost compared to site built homes. J&L Structural maintains a significant market share of total structural steel beam shipments in this business segment. Junior Beam(Registered trademark) tonnage shipments to the manufactured housing industry have decreased approximately 0.7% and increased approximately 4.5% compared to the three and nine month periods in the previous year, respectively. The most significant impact on net sales, however, has come from business to truck/trailer manufacturers whose industry has experienced a general market downturn in 1996 orders due to sluggish demand. Sales of crossmembers to truck/trailer manufacturers decreased approximately 23.7% and 34.2% compared to the three and nine month periods in the previous year, respectively. The current backlog of orders for crossmembers has improved, however, mainly as a result of the addition of new customers and expanded relationships with existing customers. The truck/trailer manufacturing business represents 15% to 20% of J&L Structural's total business. The highway construction business shipments continue to show signs of improvement over the prior year results due mainly to the relatively mild weather experienced in the northeast United States this year in comparison to the unusually severe winter last year. Wide flange beams shipments increased approximately 112.6% and 16.2% compared to the three and nine month periods in the previous year, respectively. Steel service center business decreased approximately 0.5% and 10.7% compared to the three and nine month periods in the previous year, respectively, as a result of reduced volume to the construction industry. The highway construction and steel service center business combined represent approximately 20% of J&L Structural's overall business.

An overall reduction in average pricing on shipped tonnage of 2.0% and 2.5% compared to the same three and nine month periods last year resulted mainly from the lower mix of crossmembers shipped this year. Crossmembers carry the highest price per ton due to the value-added processing which is performed prior to shipment.

Brighton's sales for the current three and nine month periods, as measured in dollars, decreased 17.2% and 0.7% as compared to the same periods in the previous fiscal year, respectively. The decrease in sales was due mainly to timing of customer orders and periodic scrap sales rather than market share changes.

Gross Margins for the three and nine months ended March 31, were:



                                      Three Months Ended                      Nine Months Ended
                                          March 31,                              March 31,
                                   1997            1996                     1997          1996
                                   ----            ----                     ----          ----
     J&L Structural                12.5%           12.8%                    11.5%         12.2%
     Brighton                      30.4%           23.8%                    26.9%         21.3%
                                   -----           -----                    -----         -----
     Total                         13.6%           13.6%                    12.5%         12.8%


Gross margins for J&L Structural were lower compared to prior period results for both the three and nine months due to lower overall sales volumes and production inefficiencies due to start-up costs for the newly installed reheat furnace. Productivity measures, however, continued to improve over the most recent operating quarter wherein certain identified equipment improvements were completed. The negative impact of the reheat furnace start-up on J&L Structural's gross margins was somewhat mitigated by a reduction in billet costs in comparison to the prior year as a result of lower steel scrap costs, which play a major factor in billet pricing, and improved supply agreements with certain billet suppliers.

Brighton's gross margins have significantly improved in comparison to the same period in the prior year due mainly to a greater mix of sales of its most profitable hastalloy product, in addition to more favorable experience relating to workers compensation claims.

Selling, general and administrative expenses expressed as a percentage of net sales for the three month periods ended March 31, 1997 and 1996 were 7.3% and 7.9%, respectively. Selling, general and administrative expenses expressed as a percentage of net sales for the nine month periods ended March 31, 1997 and 1996 were 6.7% and 6.8%, respectively. The reduction in these costs is primarily due to the reduction in corporate level charges relating to finalization of litigation concerning Hupp.

Other expense reported in the prior year periods relates to a $550,000 corporate charge during the third quarter of fiscal 1996 resulting from an accrual for a pension claim for payment of withdrawal liability relating to Hupp, in addition to a charge of approximately $830,000 during the second quarter of fiscal 1996 relating to a signing bonus and retroactive profit sharing plan charge which was included in a new labor contract with the United Steel Workers of America.

Liquidity and Capital Resources

Cash flows from operations for the three months ended March 31, 1997 and 1996 totaled ($1,191,000) and $943,000, respectively. This decrease in cash flows over the prior year was due mainly to the fact that J&L Structural was building inventories following the six month period of reduced productivity relating to start-up difficulties experienced with the new reheat furnace. In addition, J&L experienced an increase in trade receivables due primarily to unusually low levels of net sales during the final month and a half of the second fiscal quarter due to the reheat furnace enhancement and maintenance shutdowns. Cash flows from operations for the nine months ended March 31, 1997 and 1996 totaled $2,815,000 and ($3,315,000), respectively. The increase in cash flows in the current year compared to the prior year is primarily due to a reduced level of net loss coupled with less of a requirement for incremental cash for management of inventory levels compared to the same period in the prior year. Reduced inventory levels were experienced in the first half of fiscal 1996 resulting from production inefficiencies experienced with establishing a second production shift.

The Company's investing activities included capital expenditures totaling approximately $361,000 and $3,332,000 for the three and nine months ended March 31, 1997. Capital expenditures included final expenditures associated with the new reheat furnace installation of which approximately $1,420,000 remains outstanding as a holdback pending satisfaction of the furnace builder's contractual performance guarantees. See Note 4 of the Notes to the Unaudited Consolidated Financial Statements.

Financing activities for the third quarter of fiscal 1997 included scheduled Senior Lender repayments totaling $726,000 and net borrowings under the Senior Lender revolving credit facility totaling $1,914,000. J&L completed the installation of a new reheat furnace in late July 1996; however, until final satisfaction of equipment performance guarantees is obtained from furnace builder based on testing, J&L will retain final payments under the contract totaling approximately $1,420,000. Additional borrowings for capital expenditure funding provided by local sources totaling $500,000 closed in April, 1997.

Total outstanding debt of J&L, which excludes affiliated debt, as of March 31, 1997 and June 30, 1996 totals $54,822,000 and $54,764,000, respectively.
Interest expense on unaffiliated debt of J&L totaled $4,671,000 for the nine months ended March 31, 1997, which represents an effective average borrowing rate approximating 11.4% over the period.

J&L was in violation of certain financial maintenance, as well as incurrence of lien covenants with its senior and subordinated lenders based on the March 31, 1997 measurement date, as described further in Notes 3 and 4 of the Notes to the Unaudited Consolidated Financial Statements. These covenants have been waived as of such measurement date by J&L's lenders at the request of J&L's management. Management expects that cash flows from operations will continue to satisfy the Company's requirements to fund operating expenses, debt service and capital expenditures in the foreseeable future.

     The Company evaluates potential prospects for growth of its business from time to time, including through acquisitions of existing businesses. The Company recently proposed to negotiate the acquisition of Steel of West Virginia, Inc. ("SWVA") for $9.00 per share in cash, but SWVA management rebuf fed the Company. The Company is currently soliciting proxies to oppose certain anti-takeover proposals made by SWVA management and in favor of the Company's non-binding resolution urging SWVA to enter into negotiations with any qualified bidder, including the Company, to sell SWVA. The Company fi led suit in the Delaware Court of Chancery on May 14, 1997 seeking to invalidate portions of the shareholder rights plan adopted by SWVA shortly after SWVA's management rejected the Company's proposal. The Company is considering its options with regard to SWVA which include, among other possibilit ies, renewed proposals for a negotiated transaction, a proxy or consent solicitation in opposition to management or in support of a merger with the Company, or a tender offer for shares of SWVA. The Company will consummate financing arrangements, before closing any such transaction, which may incl ude public or private placement of equity or debt or senior bank financing. There can be no assurance that the management of SWVA will agree to negotiate any transaction with the Company on terms acceptable to the Company, or that the Company will consummate any of the foregoing transactions.

PART II - OTHER INFORMATION

ITEM 1:   Legal Proceedings

    The Industrial and Allied Employees Union Local No. 73 Pension Plan (the "Plan") issued a claim for payment of withdrawal liability totaling approximately $870,000 under Section 4219 of ERISA as against Hupp, CPT and all "controlled group" members, as a result of Hupp's cessation of contributions to the Plan following the discontinuance of Hupp's business in October 1994. On July 10, 1996, an arbitrator sustained the Plan's claim of withdrawal liability against CPT. Pursuant to ERISA, CPT subsequently appealed the arbitration decision to the U.S. District Court for the Northern District of Ohio, which appeal remains pending. As of March 31, 1997, CPT has made payments aggregating approximately $620,000 to the Plan and as of June 30, 1996, has fully accrued the amount of the outstanding claim less payments made through the June 30, 1996 date. The Company will continue to make monthly installment payments to the plan of approximately $25,000 against the remaining obligation under this claim.

    On March 25, 1997, J&L's furnace builder filed a statement of mechanics' lien in the Court of Common Pleas of Beaver County, Pennsylvania against the real property situated in Aliquippa and owned by J&L for payment of
    $1,420,000 claimed due it. The mechanics' lien asserts that work was completed on the furnace in December 1996, and that under the contract the final holdback payment would be payable following completion of work. J&L has not delivered final payment due to variances noted under performance testing results which did not meet contract specifications. However, the furnace builder has refused to recognize these test results due to its disagreement with J&L's procedural methods utilized in carrying out the testing. Subsequent to filing of the mechanics' lien, on April 18, 1997, J&L filed a demand for arbitration under the contract. J&L is seeking declaratory judgment and performance on the following: (i) contract interpretation of performance criteria to be applied under the contract,
    (ii) contract interpretation with regard to procedures to be utilized in conducting performance testing and (iii) dismissal of the mechanics' lien claim against J&L's real property on the basis that it is premature and improper. J&L has fully accrued $1,420,000 which is included in accounts payable as of March 31, 1997.


ITEM 2:  Changes in Securities

         None


ITEM 3:  Defaults Upon Senior Securities

    J&L's Senior Term Loan, Revolving Loan Facility and Subordinated Term Notes include certain provisions which, among other things, provide that J&L will maintain certain financial ratios, limit the amount of annual capital expenditures, maintain a minimum tangible net worth and limit the amount of shareholder distributions. As of March 31, 1997, J&L was not in compliance with certain operating cash flow to debt service financial maintenance covenants with its senior and subordinated lenders. J&L's lenders have waived their rights with respect to the above covenant violations as of March 31, 1997, in response to J&L's request to do so. In addition, a mechanics' lien was filed against J&L as described further in Note 4 and
    Item 1 of this document which resulted in a technical default under the credit agreements with J&L's lenders. The lenders also waived their rights with respect to this technical default for the period through August 31, 1997.


ITEM 4:  Submission of Matters to a Vote of Security Holders

         None


ITEM 5.  Other Information

         None

ITEM 6:  Exhibits and Reports on Form 8-K

         (a)      Exhibits:
                  Exhibit 27:  Financial Data Schedule for Third Quarter 10-Q

         (b)      Reports on Form 8-K:  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              CPT HOLDINGS, INC.


Dated:  May 15, 1997                          By:      /s/William L. Remley
                                                      --------------------------
                                                       William L. Remley,
                                                       President & Treasurer