Form 10-K
period 1997-06-30
CPT HOLDINGS INC
filed 1997-10-01
CIK 25360

SECURITIES AND EXCHANGE COMMISSION

                                  Washington, D.C. 20549

                                        FORM 10-K

  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended: June 30, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

As of August 29, 1997, the aggregate market value of shares of Common Stock of the registrant held by non-affiliates was approximately $989,185.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No ___

As of August 29, 1997, 1,510,084 shares of Common Stock were outstanding.

                                          PART I

ITEM 1.     BUSINESS

General

      CPT Holdings, Inc. ("CPT" or the "Company"), is a holding company which, through its indirect operating subsidiary, J&L Structural, Inc., a Delaware corporation ("J&L"), is a nationwide independent producer of high quality lightweight structural steel shapes, with a leading market share in the Northeast, Southeast and Mid-Atlantic regions. The Company's products are used primarily in the manufactured housing, truck trailer, and highway safety systems industries. The Company competes effectively on the basis of product quality, customer service and price, in a number of niche markets characterized by few competitors. The Company operates a uniquely designed mill on 33 acres in Aliquippa, Pennsylvania which enables the Company to efficiently produce thin, lightweight profile structural steel shapes (primarily I-Beams). The Company, through the Brighton Electric Steel Casting Division of J&L ("Brighton"), also has a dominant market share in the domestic small piercer point market.

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

      On February 8, 1993, Hupp Industries, Inc., now known as H. Industries, Inc., ("Hupp") became a majority-owned subsidiary of CPT when CPT acquired 80.1% of the capital stock of Hupp. Hupp was also a manufacturer of heating, ventilating and air conditioning equipment used primarily in commercial as well as military applications. Through its wholly owned division, DCM Corporation, Hupp was also a manufacturer of fractional horsepower electrical motors. Hupp experienced operating difficulties in both its air conditioning and electrical motor manufacturing businesses and in February 1994 decided to discontinue the manufacture of its air conditioning products. Hupp continued to experience financial problems that caused certain defaults under its Credit and Security Agreement with its bank. Despite efforts to bring the operations of Hupp to profitability, Hupp was unable to eliminate its losses. As a consequence, on October 27, 1994, Hupp's senior lender exercised its rights and conducted a secured party sale of the assets of Hupp to an unrelated party. Hupp had no assets and no employees subsequent to October 1994.

      On April 6, 1995, J&L, a newly incorporated, indirect, majority-owned subsidiary of the Company, acquired substantially all of the assets of J&L Structural, Inc. ("JLS") and Trailer Components, Inc. ("TCI"), Pennsylvania corporations based in Aliquippa, Pennsylvania, for $50 Million plus the assumption of certain liabilities (the "Acquisition"). JLS was a nationwide independent producer of high quality lightweight structural steel shapes used primarily in the manufactured housing, truck trailer and highway safety systems industries. TCI provided secondary services to JLS that are now provided by the Ambridge division of J&L.

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

      Also as part of the Acquisition, J&L distributed as a dividend to JLH the right (which J&L acquired from JLS) to acquire a 38-acre parcel of undeveloped land adjacent to the JLS rolling mill in Aliquippa, Pennsylvania. JLH, in turn, contributed the right to acquire the 38-acre parcel to Continuous Caster Corporation, a newly- incorporated Delaware corporation, ("CCC") in exchange for all of the common stock of CCC. Shortly thereafter, CCC acquired title to the 38-acre parcel, using funds that JLS had placed in escrow prior to the Acquisition.

      Further information regarding the Acquisition is contained in Form 8-K filed by the Company with the Securities and Exchange Commission on April 21, 1995, which is hereby incorporated by reference herein.


J&L Structural, Inc.

      J&L is segmented into two distinct operating divisions, J&L Structural division ("J&L Structural") and Brighton, as a result of significant differences in both customers and products. J&L Structural is also segmented into two separate divisions which includes the Ambridge division (formerly TCI). This distinction is due mainly to separate labor contracts that exist among the employees of J&L Structural. The Ambridge division provides finishing services required for certain J&L Structural products. The following narrative on the business will be segmented on this basis.


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

      Standard I-Beams are produced by J&L Structural in sections of 3" x 5.7 and 7.5 pounds per foot and 4" x 7.7 and 9.5 pounds per foot in the same variety of grades and lengths as available for its other products. The lighter weight three-inch section is used as a highway guardrail post section.

      Split Tees (often referred to as Split Beams) are JUNIOR(R) Beams that are split longitudinally through the web section. This process produces two identical T-sections that are used for ship hull reinforcement.

      J&L Structural's philosophy from its inception has been to incrementally expand its product offerings and capabilities while, at the same time, striving to maintain high levels of profitability. The Company expects to continue to add new products, new sizes and/or serve new markets on an "incremental" basis in the future.

      Suppliers

      Steel billets, J&L Structural's primary raw materials, are purchased from several domestic mini-mills and are delivered to J&L Structural's mill by barge, rail or truck. J&L Structural issues a billet quality standard which must be met by all suppliers. This standard includes specifications for billet chemistry, dimension and surface quality. Currently, J&L Structural purchases semifinished steel from two main suppliers and several alternate sources. The loss or reduction in capability of either of these main billet suppliers would require J&L Structural to rely more heavily on their other current sources of supply. Management maintains good relationships with all its suppliers and would not expect any significant impact on its financial statements or its ability to source an adequate supply of billets assuming a need to change its supplier mix.

      J&L is evaluating several options with regard to gaining more control over its primary raw material supply. In addition to the possibility of constructing a greenfield melt shop, J&L is considering long-term supply arrangements, joint ventures and corporate acquisitions.

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

      Over 85 % of J&L Structural's shipments go directly to an end user rather than a service center or steel distributor. J&L Structural ships to customers from three strategic locations: Aliquippa, Pennsylvania; Ambridge, Pennsylvania; and Iuka, Mississippi. The Mississippi location is a down-river public warehouse that charges J&L Structural a fee for unloading barges and for warehousing beams prior to shipping to customers in the Southeast. J&L Structural's location in the Mid-Atlantic region on the inland waterway system provides good proximity to its major markets. J&L Structural's barge facility provides low cost transportation for the bulk movement of JUNIOR(R) Beams to be sold to the manufactured housing industry in Alabama, Mississippi, Tennessee and other
Southeastern states. Moreover, Indiana, North Carolina and Pennsylvania are leading states in the production of manufactured homes and all are within one-day truck transportation. Additionally, Indiana leads the country in the production of truck trailers.

      Moreover, J&L Structural's location also enables it to utilize barge, rail and truck lines to transport both its raw materials and finished goods, thereby allowing it to be responsive to its customers. In addition, the Company is in the process of seeking an additional distribution facility in the Southeast in order to enhance its storage capacity. The additional storage capacity is also expected to lower J&L Structural's freight costs, giving it the potential to achieve higher margins in that region.

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

      Recently, three large steel minimills announced plans for the greenfield construction of melt shops and structural rolling mills that would have the ability to produce bantam beams similar to J&L Structural's products. The earliest of these announced plants is scheduled to start up in the Spring of 1999. Due to the intensive level of customer service necessary to satisfy this limited niche market, it is difficult to determine the impact, if any, that these new production facilities will have on J&L's primary markets.

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

      Employees

      As of August 31, 1997, J&L Structural employed a total of 273 employees. The United Steelworkers of America represents approximately 185 employees at J&L Structural (excluding the Ambridge division) under a labor agreement that expires in September 2000. The Ambridge division of J&L Structural and its 47 unionized employees are also represented by the United Steelworkers of America on a five-year labor agreement, expiring in October 1999. The Company believes that it has excellent relationships with both union locals. J&L Structural has never experienced a work stoppage, has experienced few employee grievances and has very little employee turnover.

      Backlog

      The backlog of unfilled orders for J&L Structural typically averages less than 60 days. This remains the case even in strong markets due to frequent product rollings and adequate finished inventory levels that allow J&L Structural's customers to work within short lead times. As of August 31, 1997, J&L Structural had open orders totaling $ 10,200,000. This compares with a backlog of $7,040,000 at the same date in 1996. The increase in backlog in comparison to the previous year is due mainly to continued strength in the manufactured housing and general construction markets and renewed strength in the truck/trailer manufacturing market.

      The winter months are generally slower activity months for J&L Structural due to the seasonality of the manufactured housing market and significant seasonal reductions in highway construction and repair programs.

      Environmental Compliance

      U.S. steel producers, including J&L Structural, are subject to stringent Federal, state and local environmental laws and regulations concerning, among other things, air emissions, waste water discharge, and solid and hazardous waste disposal. Company spending, in the future, for compliance with these environmental laws and regulations is not anticipated to be significant.

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

      Suppliers

      Brighton purchases a variety of raw materials, including alloys (such as chrome, nickel, molybdenum and tungsten), foundry sand and grinding materials. Brighton currently has strong and established relationships with all of its major suppliers of raw materials. Brighton has not experienced any problems in obtaining an adequate supply of raw materials at reasonable prices and it expects the availability of future supplies to be sufficient. Nevertheless, limited supplies of these raw materials and/or extraordinary high prices for such materials could, among other things, cause Brighton to lose business by failing to meet demand, squeeze its profit margins and/or encourage the use of substitute products.

      Marketing and Distribution

      Brighton has a dominant market share of the small piercer points business in the United States and excels in providing quality service and products. However, Brighton's customer base is limited. Essentially, the customer base consists of several major accounts that account for approximately 90% of Brighton's revenues. A major loss of one or more of its accounts or a significant reduction in demand by the steel industry would have a significant adverse impact on Brighton's profitability.

            Brighton sells to and services its customers directly with its own personnel. In its effort to expand beyond its piercer-point business, Brighton has in recent years engaged two manufacturing representative firms. The diversification effort has increased its new non-piercer point sales from 15% of total sales in fiscal year 1989 to approximately 25% of total sales for the division in fiscal year 1997. In addition, the enhanced sales and marketing effort has created an increased market awareness of Brighton's capabilities in producing specialty high alloy steel castings.

      Competition

      Brighton has limited competition in the small piercer point (1 to 250 pounds) market. Its main competition is Columbiana Foundry ("Columbiana") based in Columbiana, Ohio which produces a wide variety of castings, including piercer points. In the past, Columbiana has focused its efforts on producing larger piercer points.

      Employees

      As of August 31, 1997, Brighton employed a total of 21 employees. Most of Brighton's personnel are represented by the United Steelworkers of America under a contract that expires in December 1997. The Company considers its employee relations at Brighton to be good.

      Backlog

      Brighton typically ships products within 30 days of receipt of an order. Therefore, Brighton does not maintain a significant backlog of unshipped orders. As of August 31, 1997, Brighton had firm open orders totaling $450,000. This compares to a backlog of $435,000 at the same date in 1996. Brighton does not consider its business to be seasonal.

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

Financial Information Regarding Industry Segments and Foreign and Domestic Operations

      Financial information about the Company's various industry segments and its foreign and domestic operations and export sales is contained in Note 13 of the Notes to the Consolidated Financial Statements of the Company contained in item 14 of this Form 10-K. The Company's continuing operations do not currently have significant export sales or any foreign operations.


ITEM 2.     PROPERTIES
      CPT's principal executive offices were formerly located at 1140 Connecticut Avenue, N.W., Suite 1201, Washington, D.C. in approximately 2,000 square feet of office space, for which a lease existed with a term expiring in May 1998. On November 1, 1994 the Company moved its executive offices to 1430 Broadway, 13th Floor, New York, New York. The New York offices are occupied under a subleasing arrangement on a month-to-month lease. In December 1995, a settlement was reached with the landlord of CPT's former offices that released the Company from any future obligations under the lease.

      The Company's facilities include: (i) J&L Structural - a reheat furnace, a unique close-tolerance fourteen stand continuous rolling mill, a hot bed, straighteners, and sawing, stacking and bundling facilities located on approximately 33 acres on the Ohio River in Aliquippa, Pennsylvania, with over 265,000 square feet under roof and an adjacent barge loading facility; (ii) J&L Structural's Ambridge division - a fabricating facility located in a leased facility in Ambridge, Pennsylvania, approximately five miles from the main facilities; and (iii) Brighton's headquarters and manufacturing plant, a 25,000 square foot facility, located in Beaver Falls, Pennsylvania, approximately 10 miles from J&L Structural. J&L Structural's Aliquippa facility is secured by mortgages to its senior and subordinated lenders.

      CCC holds title to 38 acres of undeveloped land adjacent to J&L Structural in Aliquippa, Pennsylvania. The property was acquired subject to an agreed order between CCC and the Pennsylvania Department of Environmental Protection. Under the agreement by which this parcel was acquired, the Beaver County Corporation for Economic Development has a right of first refusal to repurchase the parcel for an amount approximating the purchase price plus all environmental testing and remediation costs incurred by CCC and its affiliates if CCC or its affiliates attempt to sell or transfer the property to a third party whose intent is other than to ultimately construct a melt shop and continuous caster on the property.


ITEM 3.     LEGAL PROCEEDINGS
      The Industrial and Allied Employees Union Local No. 73 Pension Plan (the "Plan") issued a claim for payment of withdrawal liability totaling approximately $870,000 under Section 4219 of ERISA against Hupp, CPT and all "controlled group members", as a result of Hupp's cessation of contributions to the Plan following the discontinuance of Hupp's business in October 1994. On July 10, 1996, the arbitrator sustained the Plan's claim of withdrawal liability against CPT. Pursuant to ERISA, CPT subsequently appealed the arbitration decision to the U.S. District Court for the Northern District of Ohio ("District Court"). As of August 31, 1997, CPT has made payments aggregating approximately $741,000 to the Plan and as of June 30, 1996, had fully accrued the amount of the outstanding claim less payments made through that date. On September 17, 1997, in response to CPT's appeal, the District Court vacated in part, and confirmed in part the arbitrator's award. In its final and appealable judgement, the District Court ruled in favor of the Plan in the amount of $62,696. As the decision is appealable, CPT has not recorded any gain contingency as of June 30, 1997.

      On March 25, 1997, J&L's furnace builder filed a statement of mechanics' lien in the Court of Common Pleas of Beaver County, Pennsylvania (the "Court") against the real property situated in Aliquippa and owned by J&L for payment of $1,420,000 claimed due it. The mechanics' lien asserts that work was completed on the furnace in December 1996, and that under the contract the final holdback payment would be payable following completion of work. J&L has not delivered final payment due to variances noted under performance testing results which did not meet contract specifications. However, the furnace builder has refused to recognize these test results due to its disagreement with J&L's procedural methods utilized in carrying out the testing. Subsequent to filing of the mechanics' lien, on April 18, 1997, J&L filed a demand for arbitration under the contract. J&L sought declaratory judgment and performance on the following: (i) contract interpretation of performance criteria to be applied under the contract, (ii) contract interpretation with regard to procedures to be utilized in conducting performance testing and (iii) dismissal of the mechanics' lien claim against J&L's real property on the basis that it is premature and improper. On June 18, 1997, the Court dismissed the mechanics' lien. Following this decision, J&L Structural and the furnace builder have initiated formal arbitration procedures and are in the process of selecting an arbitrator. J&L had fully accrued $1,420,000 in accounts payable as of June 30, 1997.

      The Company is not a party to any additional lawsuits.


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

                                                           Fiscal 1997
                                                       High           Low

      First Quarter (7/1-9/30/96)                      $ 3.75        $2.12
      Second Quarter (10/1-12/31/96)                     3.00         0.75
      Third Quarter (1/1-3/31/97)                        1.70         0.62
      Fourth Quarter( 4/1-6/30/97)                       1.25         0.94

                                                           Fiscal 1996
                                                       High           Low

      First Quarter (7/1-9/30/95)                     $4.75          $1.87
      Second Quarter (10/1-12/31/95)                   5.25           3.12
      Third Quarter (1/1-3/31/96)                      4.75           2.12
      Fourth Quarter( 4/1-6/30/96)                     4.37           2.62


      The quoted bid prices reflect inter-dealer prices without retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions. As of August 29, 1997, there were approximately 1,752 common stockholders.

      Dividend Policy

      CPT has not paid any cash dividends on its common stock within the last two fiscal years and has no plan to pay any dividends in the foreseeable future.

ITEM 6.     SELECTED FINANCIAL DATA


    Selected Income Statement Data as of and for the Years Ended June 30: (1)(2)

                              (in thousands except per share data)

--------------------------------------------------------------------------------------------
                                 1997          1996         1995        1994         1993
                                 ----          ----         ----        ----         ----
--------------------------------------------------------------------------------------------

Total net revenue             $98,199      $101,011      $31,208      $5,785       $3,739
(Loss) income from
   continuing operations       (2,654)      (1,909)          410         232         (199)
   after income taxes
(Loss) income from
   operations of                    -             -        (553)     (2,201)       (2,009)
   discontinued subsidiaries
Net gain (loss) on disposal
   of discontinued                  -         2,220        2,129     (6,371)        1,600
   subsidiaries
(Loss) income before income
   taxes and extraordinary     (2,654)          311        1,986     (8,340)         (608)
   items
Gain on extraordinary item          -             -        3,527           -            -
Net income (loss)              (2,654)          311        5,513      (8,340)        (608)

Earnings (loss) per share
   assuming full dilution:
From continuing operations    $ (1.76)     $  (.58)      $   .23       $.15        $ (.13)
From discontinued operations        -          .69           .81      (5.67)         (.28)
                                 -----          ---          ---      -----          ----
Extraordinary items
Net earnings (loss) per share $ (1.76)     $    .11       $ 2.86    $ (5.52)       $ (.41)
                              ========     ========       ======    ========       =======
Fully-diluted common and
   common equivalent shares
   outstanding (000)            1,510         3,208        1,935       1,510        1,510

Selected Balance Sheet Data
   (2):

Total current assets          $19,756       $19,623      $19,951      $5,045       $6,957
Total assets                   67,170        68,584       61,203       8,431       14,311
Current liabilities            18,686        15,709       16,041      11,857        9,280
Long-term obligations, net
   of current portion          57,255        59,288       52,339       2,500        2,448
Redeemable preferred stock          -             -            -         350          350
Common shareholders
   equity(deficit)            (11,638)       (8,984)      (9,671)    (6,472)        1,868
--------------------------------------------------------------------------------------------

      (1) As a result of the final discontinuance of operations for Hupp as of October 27, 1994, the consolidated statements of operations for fiscal years ended June 30, 1996, 1995, 1994 and 1993 have reflected the results of operations of Hupp as discontinued operations. In addition, certain secured and unsecured liabilities associated with the operations of Hupp have been treated as forgiven in the years ended June 30, 1996 and 1995 based on the outcome of certain bankruptcy proceedings and a secured party asset sale. See Note 1 to the Consolidated Financial Statements.

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Significant Events

      The Company evaluates potential prospects for growth of its business from time to time, including through acquisitions of existing businesses. In April 1997, the Company announced a proposal to negotiate the acquisition of Steel of West Virginia, Inc., ("SWVA") for $9.00 per share in cash, but was rebuffed by SWVA management. The Company then solicited proxies to oppose certain anti-takeover proposals made by SWVA management and in favor of the Company's non-binding resolution urging SWVA to enter into negotiations with any qualified bidder, including the Company, to sell SWVA. The Company was successful in stimulating opposition to the anti-takeover proposals made by SWVA, but was unsuccessful in winning approval to enter into negotiations for the purchase of SWVA with management. To date, this situation remains unchanged. Although the Company will continue to evaluate other options with regard to SWVA, management has made a decision to consider other viable options which would result primarily in providing J&L Structural with a lower cost source of billets.

      On April 6, 1995, J&L, an indirect majority-owned subsidiary of the Company, acquired the business and substantially all of the assets of JLS and TCI (the "Acquisition") as discussed in Note 1 to the Consolidated Financial Statements. JLS and TCI were specialty manufacturers of high quality, lightweight structural steel shapes used primarily in the manufactured housing, truck trailer and highway safety systems industries. The results of operations for the acquired assets from the date of acquisition (April 6, 1995) through June 30, 1995, were included in the consolidated statement of operations for the fiscal year ended June 30, 1995. The assets of BESCC were also contributed to J&L on the acquisition date, and therefore, the results of operations for BESCC subsequent to April 6, 1995 are reported as a division (Brighton) within the newly formed subsidiary, J&L.

      On October 27, 1994, due to continuing operating losses, Hupp's senior lender proceeded with a secured party sale of the assets of Hupp to an unrelated party. As a result, all operations of Hupp and its wholly-owned division DCM were discontinued shortly thereafter. The loss from the final discontinuation of operations has been reflected in the year-end financial statements and results for the previous fiscal years ended June 30, 1994 and 1993 have been restated to show the discontinuation. In addition, on July 24, 1995, a final decree was issued by the Bankruptcy Court for the Northern District of Ohio closing the Chapter 11 case filed by Hupp prior to the Company's acquisition of Hupp. As a result, certain notes payable, unsecured creditor obligations and administrative claims relating to the Chapter 11 filing and totaling approximately $3,527,000 were forgiven. Certain other unsecured liabilities of Hupp which remained outstanding subsequent to the secured party sale of assets discussed above which totaled approximately $2,220,000, were written off during the year ended June 30, 1996. The $2,220,000 and $3,527,000 have been recorded in the Company's consolidated statement of operations as a gain from discontinued operations and an extraordinary item for the fiscal years ended June 30, 1996 and 1995, respectively.

      Results of Operations

      Net Sales

      The Company recorded net sales of $98,199,000 for the fiscal year 1997 which compares to net sales of $101,011,000 and $31,208,000 recorded for the years ended June 30, 1996 and 1995, respectively. Comparability to the period ended 1995 is impacted by the Acquisition that took place on April 5, 1995. For fiscal year 1997, $92,144,000 of net revenues was attributable to the J&L Structural operations while $6,055,000 was attributable to the Brighton operation. This compares to $94,609,000 for J&L and $6,402,000 for Brighton in fiscal year 1996. The decrease in net sales at J&L compared to the prior fiscal year was primarily due to a decline in orders from domestic truck trailer manufacturers in the most recent fiscal year. Volume has declined approximately 22% as that market segment has seen a general reduction in inventories and a consolidation of accounts. Offsetting this reduction have been increased orders from highway safety customers as well as continuing growth in the manufactured housing segment of J&L Structural's business. Brighton's fiscal 1997 net sales decreased approximately 5.4% from fiscal 1996 levels while fiscal 1996 net sales had increased 5.6% compared to fiscal 1995. Brighton's 1997 net sales reflect an overall lower product volume of higher priced, higher margin items.

      The Company recorded net sales of $27,264,000 and $25,205,000 for the three month periods ended June 30, 1997 and 1996, respectively. The three month net sales for June 30, 1997 and 1996, are comprised of $25,830,000, $1,434,000,
$23,457,000, and $1,748,000 for J&L Structural and Brighton, respectively. Volume increases of over 10% accounted for the increased net sales noted for the 1997 quarter. These increases were primarily in the shipment of JUNIOR (R) beams to manufactured housing customers and wide flange beams to highway safety system customers. Shipment of crossmembers to the truck trailer industry have remained flat between periods.

      Gross Margins

      Gross margins as a percentage of net sales were 12.2%, 12.9%, and 16.9%, respectively for fiscal years 1997, 1996, and 1995. Gross margins for J&L Structural for the fiscal 1997, were 11.2% while margins at Brighton during that period were 27.7%. These percentages compare to 11.4% and 24.2% for fiscal 1996, respectively.

      In July, 1996, J&L Structural activated a new 120-ton walking beam furnace. During the initial start up of the furnace, and for several months thereafter, numerous technical and operating issues were encountered. As a result, productivity and yield performance during fiscal 1997 did not meet anticipated levels and, therefore, many of the benefits anticipated for fiscal 1997 from this equipment upgrade did not materialize. Future performance is expected to improve as these issues have been largely resolved. Additionally, a charge totaling approximately $767,000 was taken during the fourth quarter of fiscal 1997 representing engineering and feasibility studies relating to the intended construction of a caster and melt shop, which would produce billets to be processed by J&L Structural. The Company has put the project on hold while it evaluates other potentially more favorable billet supply options. While a final decision whether to continue the project or not has yet to be made, management has taken the position that these costs represent a non-productive asset. The negative impact from lower productivity and yield coupled with the charge off of the caster/melt shop costs was partially offset by favorable billet costs due to lower scrap prices and favorable supply arrangements.

      Brighton margins improved significantly between fiscal 1997 and 1996, as this business segments' margins reflect the sale of higher priced, higher margin items. Margin comparisons to the 1995 period are impacted by the Acquisition and the short period reflected in the Consolidated Statement of Operations for that period.

      Gross margins as a percentage of net sales for the three month periods ending June 30, 1997 and 1996 were 10.3%, 30.2%, 14.5% and 32.9% for J&L
Structural and Brighton, respectively. Quarterly comparison for J&L Structural reflects increased volume and improved billet costs in the 1997 period, offset by lower sales prices, the charge off of the caster/melt shop costs and higher profit sharing expense. Slightly lower margins at Brighton were the result of lower volumes.

      Selling, General and Administrative Expenses

      Selling, general and administrative expenses totaled $6,576,000, $7,075,000 and $3,169,000 for the fiscal years 1997, 1996, and 1995, respectively. As a percentage of revenues, the amounts represented 6.7%, 7.0%, and 10.2% of net revenues, respectively. Expenses for fiscal 1997 included over $230,000 of research and development costs relating to new product development. During fiscal 1996, approximately $600,000 was related to additional expense related to litigation with a Hupp pension plan sponsor. Fiscal 1995 expenses included expenditures of approximately $500,000 related to a one time charge to J&L Structural relating to Acquisition costs and approximately $300,000 of expense necessary at CPT to support the Hupp pension plan litigation referred to above.

      Interest Expense

Interest expense totaled $7,517,000,  $7,193,000 and $2,070,000 for fiscal 1997,
1996 and 1995, respectively. The increase in interest expense during fiscal 1997 when compared to the prior year was primarily due to approximately $132,000 of incremental interest expense being capitalized during the construction phase of the new reheat furnace, in addition to a slight increse in the prime lending rate. Interest expense for fiscal 1995 was impacted by the Acquisition and the resulting short period of the related Acquisition debt outstanding for that period.

      Other Income/Expense

      Other income/expense for the fiscal year 1997 reflects expenditures (substantially incurred during the fourth quarter) which resulted from professional costs relating to a potential acquisition of a steel company (see "Significant Events" above). Other income/expense for fiscal year 1996 reflects an $828,000 charge relating to the signing of a 58-month labor agreement with J&L Structural's United Steel Workers of America local union on December 3, 1995.

      Liquidity and Capital Resources

      The Company's cash flows from operating activities totaled $4,646,000, $1,866,000, and $3,056,000 for the fiscal years ended June 30, 1997, 1996, and
1995 respectively. The increase in cash flows from operations during fiscal 1997 compared to fiscal 1996 resulted from improved working capital management offset partially by professional costs incurred in an attempt to acquire a steel company. The decrease in cash flows from operations during fiscal 1996 compared to fiscal 1995 resulted mainly from a buildup of inventories from less than optimum levels existing during fiscal 1995.

      The Company's cash flow from investing activities totaled ($3,219,000), ($9,973,000) and ($823,000) for fiscal 1997, 1996 and 1995 respectively. Fiscal
1995 is shown net of proceeds used for the acquisition in April of 1995, and net of proceeds from the sale of Hupp. J&L completed the installation of a new reheat furnace in July 1996. The total cost of the project was $8,500,000 of which $7,100,000 has been expended to date, $400,000 of which was expended during fiscal 1997. This project was financed through borrowings from the senior lender capital expenditure facility, borrowings from state and county sources and from the excess availability that existed under the revolving credit facility. The remaining $1,420,000 owed to the contractor under the terms of the contract represents a retention amount. Numerous technical and operating issues on the construction and operation of the new furnace still remain, and resolution of these issues will take place in binding arbitration. The timing for resolution and final determination of the portion of the $1,420,000, if any, which will be owed to the contractor is unknown at this time. The balance of funds utilized for investing activities is primarily directed toward maintenance and refurbishment spend.

      The Company's cash flows from financing activities totaled ($1,540,000), $7,309,000 and $51,170,000 for fiscal 1997, 1996 and 1995, respectively. During fiscal 1997 and 1996, borrowings under the senior credit facility, the revolving credit facility and state and county loans totaling approximately $2,000,000 and $9,500,000, respectively, were offset by repayments against these credit facilities.

      Cash and cash equivalents totaled $61,000, $174,000, and $972,000 as of June 30, 1997, 1996, and 1995, respectively. Although the Company's total equity represents a deficit of approximately $11,600,000, this position is due largely to the basis adjustment for the leveraged Acquisition during fiscal 1995 (refer to the Statement of Changes in Shareholder's Equity (Deficiency) in the Consolidated Financial Statements). Management believes that cash flow from operations will continue to satisfy the Company's requirements to fund operating expenses, debt service and maintenance and refurbishment capital expenditures in the future.

      Readers should be aware that the foregoing paragraphs contained forward looking statements regarding management's expectations for the reheat furnace and cash flows, which forward looking statements may not be realized. Several important factors could cause the Company's actual results of operations to differ  materially  from  those  expressed  in  the  foregoing  forward  looking statements, including: a significant downturn in manufactured housing construction and sales may occur or billet costs may increase and J&L may not have the ability to pass such costs to customers.


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

                                         PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The names, ages and positions of the directors and executive officers of CPT as of August 29, 1997 are as follows:

            Name           Age               Positions

      Richard L. Kramer      48         Chairman of the Board, Director
                                        and Secretary of CPT
      William L. Remley      46         President, Treasurer and Director of CPT
      Richard C. Hoffman     49         Director of CPT

     Mr. Kramer has served as Chairman of the Board, a Director, and Secretary of the Company since January 3, 1992. For more than the past six years, Mr. Kramer has served as Chairman of the Board, a Director, and as a director of Republic Properties Corporation, a private real estate development firm. Since 1988, Mr. Kramer served as Chairman of the Board of Sunderland Industrial Holdings Corporation, a private holding company in various industrial manufacturing businesses. Mr. Kramer is also Chairman of the Board of Weldotron Corporation, Chairman of the Board of Texfi Industries, Inc., and Chairman of the Board, a Director and Secretary for Mentmore Holdings Corporation ("Mentmore"). Mr. Kramer is also Chairman of the Board, a Director, Vice President and Secretary for Trinity Investment Corp. ("Trinity"), Ascott Wing, Inc. ("Ascott Wing") and Halton House Limited.

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

     Mr. Hoffman is a licensed attorney who has served as General Counsel of the Company since January, 1995 and Assistant Secretary since July, 1995. He currently practices law as Richard C. Hoffman P.C. in Greenwich, Connecticut.

ITEM 11.    EXECUTIVE COMPENSATION

      The following table sets forth the compensation paid to Mr. William L. Remley for the fiscal years 1997, 1996 and 1995, as the only paid executive officer of the Company.

                                    Annual Compensation

           Name and                    Salary        Bonus     Other Annual
    Principal Position     Year          ($)          ($)      Compensation
           (a)              (b)          (c)          (d)          (e)
                           1997          -0-          -0-        $12,000
      William L. Remley    1996          -0-          -0-        $12,000
           President       1995        $25,000(1)     -0-          -0-

      In fiscal 1995, no director received fees for the attendance at Company Board meetings. However, beginning July 1995, all directors of the Company received director's fees totaling of $12,000 annually.

      (1)Reflects the period from July 1, 1994 through December 31, 1994. Mr. Remley ceased receiving compensation thereafter.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Norwest Bank Minnesota, N.A. ("Norwest") serves as escrow agent of certain shares of the Company's Common Stock for the benefit of holders of "Allowed Claims" and for the benefit of stockholders of CPT Corporation, pursuant to the Reorganization Plan. As escrow agent, Norwest held approximately 378,600 shares of Common Stock for the benefit of such persons as of August 29, 1997.

      The following table sets forth certain information, as of August 29, 1997, with respect to the beneficial ownership of Common Stock by each person who is known by the Company to own beneficially more than 5% of outstanding shares of CPT's Common Stock, by each director of CPT, and by all officers and directors as a group:
                                                  Number of Shares    Percent of
                                                  Beneficially        Common
Name                                              Owned (1)           Stock
----                                              ---------           ----------
Richard L. Kramer                                      -0-                -0-
William L. Remley                                      -0-                -0-
Ascott Wing, Inc. (2)                                604,586            15.87%
Trinity Investment Corp. (3)(4)                    2,372,500            62.27%
Halton House Limited (2)(4)(5)                     2,977,086            78.14%
The Halton Declaration of Trust (2)(4)(5)          2,977,086            78.14%
Bahamas Protectors Ltd., a Bahamian
    corporation (2)(4)(5)                          2,977,086            78.14%
All Directors and Officers as a group              2,977,086            78.14%
   (3 persons including those named above) (4)(5)(6)

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

(4) Includes 2,300,000 shares that could be acquired upon exercise of two separate Warrants an ;one warrant representing a right to purchase 2,000,000 shares at an exercise price of $1.00 per share and one warrant representing a right to purchase 300,000 shares at an exercise price of $4.00 per share. (see
Item 13).

     (5) Includes shares owned by Ascott and shares subject to a Warrant owned by Trinity (see Note 4 above).

     (6) Includes shares over which Mr. Remley and Mr. Kramer may be deemed to share voting and investment power (see Notes 2 and 3 above).

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

      Halton House Limited, a Bahamian Corporation, owns all of the outstanding capital stock of Trinity and Ascott Wing. Halton House Limited is a holding company with interests in investment and industrial/ manufacturing/technology companies. Richard L. Kramer is Chairman of the Board, a Director, Vice President and Secretary of Halton House Limited, and William L. Remley is a Director, President and Treasurer of Halton House Limited. Halton House Limited is owned beneficially by The Halton Declaration of Trust which is a trust created under the laws of the Bahamas. As of August 29, 1997, all powers with respect to investment or voting securities beneficially owned by The Halton Declaration of Trust are currently exercisable by Bahamas Protectors Ltd., a Bahamian corporation, protector under the constituent documents of The Halton Declaration of Trust.

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

      A management agreement exists between CPT and J&L whereby CPT or its designated affiliate provides executive management advisory services to J&L. The contract term of the agreement is for a period of six years through March, 2001 and is subject to being automatically renewed annually thereafter, unless terminated by either party to the agreement. Annual compensation to CPT under this agreement totals $600,000, which includes out-of-pocket expenses incurred by CPT of up to $150,000 annually. CPT exercised its right under the agreement to designate Mentmore as the management advisory service provider and as a result has assigned all fees to which CPT is entitled under this agreement to Mentmore. Management fee expense paid to Mentmore for the years ended June 30, 1997, 1996 and 1995 under this agreement totaled $600,000, $600,000 and $150,000, respectively. Richard L. Kramer is Chairman of the Board, a Director and Secretary of Mentmore, and William L. Remley is a Director, President and Treasurer of Mentmore.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.     Documents to be filed as part of this Report.

      1. The following financial statements of the Company and the report of its independent auditors are filed herewith:
                                                            Page of this Report

      Independent Auditors' Report of Deloitte & Touche LLP.................23
      Independent Auditors' Report of Grant Thornton LLP....................24
      Financial Statements:
      Consolidated Balance Sheets as of June 30, 1997 and 1996..............25
      Consolidated Statements of Operations for the Years Ended
            June 30, 1997, 1996, 1995 ......................................26
      Consolidated Statements of Changes in Shareholders' Deficit
            for the Years Ended June 30, 1997, 1996, 1995...................27
      Consolidated Statements of Cash Flows for the Years Ended
            June 30, 1997, 1996, 1995.......................................28
      Notes to Consolidated Financial Statements............................30

      2. The following financial statement schedules of the Company and the related reports of independent auditors are filed herewith:

                                                            Page of this Report

      Independent Auditors' Report of Grant Thornton LLP on Schedules.......43
            Financial Statement Schedules
            I -   Condensed Financial Information of Registrant.............44
            II -  Valuation and Qualifying Accounts.........................45

            Exhibit 11 - Computation of Earnings Per Share..................46
            Exhibit 27 - Financial Data Schedule............................47

      Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information required is included in the financial statements or the notes thereto.

B.    Reports on Form 8-K
                  None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 1, 1997                                  CPT HOLDINGS.  INC.
                                                By:    /s/William L. Remley
                                               William L. Remley, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                          Date

/s/ Richard L. Kramer          Chairman of the Board,
Richard L. Kramer              Secretary and Director         October 1, 1997



/s/ William L. Remley          President, Treasurer and       October 1, 1997
William L. Remley              Director (Principal
                               Executive, Accounting and
                               Financial Officer)



/s/ Richard C. Hoffman         Director                       October 1, 1997
Richard C. Hoffman

INDEPENDENT AUDITORS' REPORT


Board of Directors
CPT Holdings, Inc. and Subsidiaries


We have audited the consolidated balance sheets of CPT Holdings, Inc. and Subsidiaries as of June 30, 1997 and 1996, and the accompanying related consolidated statements of operations, changes in shareholders' deficit and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and the financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of CPT Holdings, Inc. and Subsidiaries as of June 30, 1997 and 1996 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP


Pittsburgh, Pennsylvania
September 5, 1997
(September 26, 1997 as to Note 7)

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
CPT Holdings, Inc. and Subsidiaries


We have audited the accompanying consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended June 30, 1995 of CPT Holdings, Inc. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of CPT Holdings, Inc. and subsidiaries for the year ended June 30, 1995, in conformity with generally accepted accounting principles.


                                                            GRANT THORNTON LLP

Pittsburgh, Pennsylvania
September 26, 1995, (except for Note 7, to which the date is October 12, 1995.)

                           CPT Holdings, Inc. and Subsidiaries

                               CONSOLIDATED BALANCE SHEETS

                                         June 30,

                                          ASSETS

                                                                         1997          1996
Current assets
     Cash and cash equivalents                                           $ 61          $174
     Receivables, net                                                   9,471         8,506
     Inventories                                                        9,876        10,813
     Deferred tax asset                                                   202             -
     Other current assets                                                 146           130
                                                                          ---           ---

Total current assets                                                   19,756        19,623

Property, plant and equipment, net                                     43,749        44,500
Goodwill, net of accumulated amortization of  $519 and $424,
     Respectively                                                       1,365         1,460
Deferred financing costs, net of accumulated
     amortization of $960 and  $538, respectively                       1,952         2,374
Other assets                                                              348           627
                                                                          ---           ---

          Total assets                                               $ 67,170      $ 68,584
                                                                     ========      ========

                              LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
      Current portion of long-term obligations                        $ 3,378      $  2,776
      Accounts payable                                                  9,562         8,881
      Accrued liabilities                                               5,581         4,052
      Payable to affiliate                                                165           -
                                                                          ---         -----


Total current liabilities                                              18,686        15,709

Long-term obligations, net of current portion                          56,955        58,888
Other long-term obligations                                               300           400
Deferred tax liability                                                    540             -

Minority interest in consolidated subsidiaries                          2,327         2,571

Common shareholders' deficit
     Common stock authorized 30,000,000 shares of $0.05
     par value each; 1,510,084 shares issued and outstanding               76            76
     Additional paid-in capital                                         5,737         5,737
     Accumulated deficit                                              (17,451)      (14,797)
                                                                      -------       -------

         Total common shareholders' deficit                           (11,638)       (8,984)
                                                                      -------        ------

         Total liabilities and common shareholders' Deficit          $ 67,170     $  68,584

The accompanying notes are an integral part of these statements.

                      CPT Holdings, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              Years ended June 30,

              (in thousands of dollars, except share amounts)
                                                 1997         1996         1995




Net Sales .................................   $  98,199    $ 101,011    $  31,208
Costs of sales ............................      86,247       88,016       25,929
                                                 ------       ------       ------
          Gross profit ....................      11,952       12,995        5,279

Selling, general and administrative .......       6,576        7,075        3,169

Operating income ..........................       5,376        5,920        2,110
Other (income) expense:
Interest expense - net ....................       7,517        7,193        2,070
Minority interest .........................        (244)          77           26
Other (income) expense, net ...............         420          659           (7)
                                                    ---          ---           --

Income (loss) from continuing
operations before income taxes ............      (2,317)      (2,009)          21
Income tax benefit (charge) ...............        (337)         100          389
                                                   ----          ---          ---


Income (loss) from continuing operations ..      (2,654)      (1,909)         410
Discontinued operations:

Loss from operations of discontinued ......           --         --          (553)
subsidiaries
Net gain (loss) on disposal of discontinued
subsidiaries ..............................           --       2,220        2,129
                                                  -----        -----        -----
Income (loss) before extraordinary item ...      (2,654)         311        1,986
Extraordinary item:
Gain from extinguishment of debt of
discontinued operation ....................          --          --         3,527
                                                  -----        -----        -----
Net income (loss) .........................     $(2,654)         311      $ 5,513

Primary earnings (loss) per share:
From continuing operations ...............   $    (1.76)      $ (.58)    $    .27
From discontinued operations .............          --           .69         1.04
From extraordinary item ..................          --            --         2.34
                                                  -----        -----        -----
Total ....................................   $    (1.76)      $  .11     $   3.65

Weighted average common shares outstanding    1,510,084    3,208,067    1,510,084

Fully-diluted earnings (loss) per share:
From continuing operations ................   $   (1.76)      $ (.58)    $    .23
From discontinued operations ..............        --            .69          .81
From extraordinary item ...................        --             --         1.82
                                                  -----         -----       -----
          Total ...........................   $   (1.76)     $   .11     $   2.86
Fully-diluted common and common equivalent
     shares ...............................   1,510,084    3,208,067    1,934,580

The accompanying notes are an integral part of these statements.

                       CPT Holdings, Inc. and Subsidiaries

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

                      Years ended June 30, 1997, 1996, 1995

                 (in thousands of dollars, except share amounts)


                                      Common Stock       Additional  Accumulated
                                                           Paid-In    Deficit
                               Shares           Amount     Capital

Balance at June 30, 1994 .    1,510,084    $       76   $    4,368   $  (10,916)

Basis Adjustment for .....         --            --           --         (9,705)
Leveraged Acquisition (See
Note 1)

Fair value of warrants ...         --            --            840         --
issued with Amended Credit
Agreement

Fair value of warrants ...         --            --            153         --
issued with Subordinated
Term Note

Net income ...............                                                5,513
                              ---------    ----------   ----------   ----------
Balance at June 30, 1995 .    1,510,084            76        5,361      (15,108)

Fair value of warrants ...         --            --            376         --
issued with unsecured line
of credit agreement

Net income ...............         --            --            --           311
                             ----------    ----------   ----------   ----------
Balance at June 30, 1996 .    1,510,084            76        5,737      (14,797)

Net loss .................          --           --            --        (2,654)
                             ----------    ----------   ----------   ----------
Balance at June 30, 1997 .   1,510,084 $           76   $    5,737   $  (17,451)
                             ==========    ==========   ==========   ==========


      The accompanying notes are an integral part of these statements.

                       CPT Holdings, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Years ended June 30,

                                                     (in thousands of dollars)

                                                               1997      1996        1995
                                                               ----      ----        ----
Cash flows from operating activities:
Net income (loss)
      From continuing operations .........................   $ (2,654)   $ (1,909)   $    410
      From discontinued operations .......................       --         2,220       1,576
      From extraordinary item ............................       --          --         3,527
                                                             --------    --------    --------
                                                               (2,654)        311       5,513

Adjustments to reconcile net income (loss)
      to net cash from operating activities:
      Minority interest in (loss) earnings of subsidiaries       (244)         77          26
      Loss (gain) on discontinued operations .............       --        (2,220)     (2,129)
      Gain on extinguishment of debt .....................       --            -.      (3,527)
      Depreciation and amortization ......................      4,108       3,333         900
      Deferred caster and melt shop charge ...............        767        --          --
      Deferred taxes .....................................        337        --          (710)
      Changes in assets and liabilities,
      net of divestiture effects of Hupp and effects
      from purchase and contribution of the assets
      of J&L and Brighton:
           Decrease (increase) in accounts receivable ....       (965)      2,264         540
           Decrease (increase) in inventory ..............        937      (2,804)      1,935
           Decrease (increase) in other current assets ...        (16)         70        (128)
           Increase (decrease) in accounts payable
               and accrued liabilities ...................      2,211         881       4,237
           Increase (decrease) in accrued loss
               on sale of assets .........................       --          --        (3,049)
           Increase (decrease) in other current
               liabilities ...............................        165         (46)       (552)
                                                             --------    --------    --------
                   Net cash provided by operating
                   activities ............................      4,646       1,866       3,056
                                                             --------    --------    --------
Cash flows from investing activities:
           Proceeds used to purchase the
                 assets of J&L Structural, Inc. ..........       --          --       (54,659)
           Proceeds from the sale of assets of Hupp ......       --          --         1,934
           Decrease (increase) in other non-current assets        279        --           (72)
           Capital expenditures ..........................     (3,498)     (9,973)       (751)
                                                             --------    --------    --------

                 Net cash used in investing activities ...     (3,219)     (9,973)    (53,548)

                                   (CONTINUED)

                           CPT Holdings, Inc. and Subsidiaries
                    CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                              Years ended June 30,
                                                    (in thousands of dollars)

                                                           1997        1996        1995
                                                           ----        ----        ----

Cash  flows from financing activities:

    Proceeds from issuance of long-term  debt .......      1,000    $  2,000      50,000
    Deferred  financing costs .......................       --          --        (2,277)
    Sale of common stock of subsidiary ..............       --          --         2,469
    Net borrowings under  Revolving  Credit  Facility       (621)      6,659       3,656
    Borrowings under state/local loans ..............      1,000        --          --
    Repayments of state/local loans .................        (78)       --          --
    Borrowings under unsecured line of credit .......         34         966        --
    Repayments of long-term debt ....................     (2,775)     (2,116)     (2,678)
    Other ...........................................       (100)       (200)       --
                                                            ----        ----       ----
       Net cash provided (used)
       by financing activities ......................     (1,540)      7,309      51,170
Net increase (decrease) in cash
       and cash equivalents .........................       (113)       (798)        678

Cash and cash equivalents:
       Beginning of year ............................        174         972         294
                                                             ---         ---         ---

       End of year ..................................   $     61    $    174    $    972
                                                        ========    ========    ========

Supplemental Data - Cash paid
       during the year for:
       Interest, net of capitalized amounts .........   $  6,268    $  7,565    $    650
                                                        ========    ========    ========
       Income taxes .................................   $   --      $    169    $     21
                                                        ========    ========    ========

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

Acquisitions

The Company evaluates potential prospects for growth of its business from time to time, including through acquisitions of existing businesses. In April 1997, the Company announced a proposal to negotiate the acquisition of Steel of West Virginia, Inc., ("SWVA") for $9.00 per share in cash, but was rebuffed by SWVA management. The Company then solicited proxies to oppose certain anti-takeover proposals made by SWVA management and in favor of the Company's non-binding resolution urging SWVA to enter into negotiations with any qualified bidder, including the Company, to sell SWVA. The Company was successful in stimulating opposition to the anti-takeover proposals made by SWVA, but was unsuccessful in winning approval to enter into negotiations for the purchase of SWVA with management. To date, this situation remains unchanged. Although the Company will continue to evaluate other options with regard to SWVA, management has made a decision to consider other viable options which would result primarily in providing J&L Structural with a lower cost source of billets. Professional costs approximating $500,000, which related to the situation, were recorded as other expense during the fourth quarter of fiscal 1997.

On April 6, 1995, J&L, a newly incorporated, indirect, majority-owned subsidiary of the Company, acquired substantially all of the assets of J&L Structural, Inc. ("JLS") and Trailer Components, Inc. ("TCI"), Pennsylvania corporations based in Aliquippa, Pennsylvania, for $50 million plus the assumption of certain liabilities (the "Acquisition"). The Acquisition was accounted for as a purchase effective April 6, 1995, and accordingly, at such date the Company recorded the assets and liabilities assumed at their estimated fair values, adjusted for the impact of the continuing residual interest of predecessor owners. Consequently, the accompanying financial statements for fiscal 1995 reflect the results of operations and cash flows of J&L from the period from the Acquisition (April 6, 1995) to June 30, 1995. Because the Acquisition qualified as a highly leveraged transaction and a portion of the predecessor ownership will remain as indirect stockholders of J&L, application of the guidance in Emerging Issues Task Force
(EITF) Issue No. 88-16 - "Basis in Leveraged Buyout Transactions" resulted in a reduction of property, plant and equipment and common stockholders' equity in the amount of $9,705,000.

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

The purchase price and related expenses were funded as follows: (1) a $25 million 6-year Senior Term Loan bearing interest at prime plus 2% and secured by a first lien on the assets of J&L; (2) $23 million of Subordinated Term Notes, each bearing interest at 13%, secured by a junior lien on the assets of J&L and including a grant of warrants equal in the aggregate to 15.3% of the common stock ownership of J&L (on a fully-diluted basis), exercisable at $.01 per share and subject to certain exercise restrictions; (3) a $15 million Revolving Line of Credit bearing interest at prime plus 1.5% having an initial term of 5 years followed by a 1 year right of renewal at the lender's discretion; (4) a capital contribution of approximately $2.5 million by the shareholders of JLS and TCI in return for the issuance of common stock representing 19.8% of JLH, which was in turn contributed to J&L; and (5) a $5 million capital contribution from the Company to JLH which was, in turn, contributed by JLH to J&L. Note 1 - BASIS OF PRESENTATION - (CONTINUED)


Also as part of the Acquisition, J&L distributed as a dividend to JLH the right (which J&L acquired from JLS) to acquire a 38-acre parcel of undeveloped land adjacent to the JLS rolling mill in Aliquippa, Pennsylvania. JLH, in turn, contributed the right to acquire the 38-acre parcel to CCC in exchange for all of the common stock of CCC. Shortly thereafter, CCC acquired title to the 38-acre parcel, using funds which JLS had placed in escrow prior to the Acquisition.

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

d.     Property and Depreciation

      Property and equipment are stated at cost. Expenditures for additions, renewals and improvements of property and equipment are capitalized, and expenditures for repairs and maintenance and gains or losses on disposals are included in results of operations. Depreciation was computed using primarily the straight-line method over the following estimated lives:

       Building                          30        years
       Machinery and equipment           7- 20     years
       Furniture and fixtures            5 - 7     years
       Office equipment                  5         years
       Roll inventory                    3         years

e.     Goodwill

      The goodwill associated with acquisitions is amortized on a straight-line basis over a period of 20 years.

f.    Deferred Financing Costs

      Amortization of deferred financing costs is charged to interest expense on a periodic basis using a straight-line method over the average term of the Company's senior and subordinated loan facilities with independent lenders.

g.     Impairment

      On an ongoing basis, management reviews the valuation of property, plant and equipment and intangible assets. As part of the review, the Company estimates the value and future benefits of the cash flow generated by the related subsidiaries to determine that no impairment has occurred.

h.     Revenue Recognition

      Revenue is recognized when product is shipped to dealers, distributors and direct customers.

i.     Research and Development

      All product development costs are expensed as incurred. For the years ended June 30, 1997, 1996 and 1995, these amounts were approximately $230,000, $54,000 and $7,700, respectively.

j.     Insurance

      J&L provides health insurance and workers' compensation coverages to its employees under separate self-insurance programs that include certain stop-loss coverages. Insurance expense is recognized based on estimated losses incurred under the program. Components of insurance expense include paid claims, incurred but not paid claims and estimated incurred but not reported claims.

k.     Income Taxes

      The Company accounts for income taxes utilizing the asset and liability method as prescribed by Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes. Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that such benefits will not be realized, based upon available evidence.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

l.   Earnings Per Share

     The computation of primary earnings per share does not included certain outstanding stock warrants as common stock equivalents in the circumstance that the average stock price for the period is below the warrant exercise price making the warrants antidilutive.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 128 - Earnings Per Share. SFAS No. 128 establishes new standards for computing and presenting earnings per share, and is effective for financial statements issued for periods ending after December 15, 1997. The Company believes adoption of this Standard will have an immaterial impact on its earnings per share computation.

m.   Management Estimates

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

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at June 30:

                                                       (in thousands of dollars)


                                                         1997         1996

     Trade receivables                               $      9,428  $      8,467
     Other                                                    261           346
                                                       ----------    ----------
                                                            9,689         8,813
     Less allowance for doubtful accounts                     151           206
     Less allowance for discounts and returns                  67           101
                                                     ------------ -------------


           Accounts receivable, net                    $    9,471    $    8,506
                                                       ==========    ==========
For the years ended June 30, 1997, 1996 and 1995, no customer accounted for more than 10% of the Company's net sales.

NOTE 4 - INVENTORIES

Inventories consisted of the following at June 30:

                                                       (in thousands of dollars)

                                                         1997         1996

          Raw Materials                              $      1,954  $      1,971
          Finished goods                                    7,922         8,842
                                                     ------------   -----------


                Total                                $      9,876 $      10,813
                                                     ============ =============

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at June 30:


                                               (in thousands of dollars)

                                                   1997           1996
                                                   ----           ----

       Land and land improvements              $          320            $
                                                                       291
       Building                                         1,972        1,082
       Machinery and equipment                         46,285       36,599
       Furniture and fixtures                             358          350
       Office equipment                                   343          302
       Roll inventory                                   1,320          802
       Construction-in-process                             62        8,503
                                                 ------------  -----------

                                                       50,660       47,929
       Less accumulated depreciation                    6,911        3,429
                                                 ------------  -----------

             Total                               $     43,749 $     44,500
                                                 ============ ============


Included within construction-in-process as of June 30, 1996 was approximately $694,000 of costs incurred by J&L related to the possible construction of a caster and melt shop, which would produce billets to be processed by J&L. During 1997, an additional $73,000 was incurred on this project. At June 30, 1997, as part of its regular quarterly analysis, management reviewed the costs expended on this project and while a final decision whether or not to construct a caster and melt shop has not been made, the Company has put the project on hold while it evaluates other potentially more favorable billet supply options. As a result of this decision management presently views this asset as being non-productive and has taken a charge of approximately $767,000 during the fourth quarter of fiscal 1997.


NOTE 6 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following at June 30:
                                                       (in thousands of dollars)
                                                     1997                1996
                                                     ----                ----
   Salaries, commissions and benefits payable      $1,825              $1,741
   Interest                                         1,595                 536
   Hupp pension contingency                           179                 424
   Other liabilities                                1,982               1,351
   -----------------                                -----               -----

         Total                                     $5,581              $4,052
                                                   ======              ======

NOTE 7 - LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following at June 30:

                                                                                     1997               1996
                                                                                    (in thousands of dollars)

Senior Term Loan,  $25,000,000  principal  amount,  interest at prime plus 2.0%, payable in monthly  installments,  beginning  August 1, 1995, with final payment due April 1, 2001, senior position
collateralized by all the assets, contracts,
real property and common stock of J&L.                                               $20,108      $21,884

Revolving Loan Facility,  $15,000,000  principal  amount,interest  at prime plus
1.5%,  payable April 1, 2000,  with a oneyear  renewal  option,  senior position collateralized by all the assets,contracts, and real property and common stock of J&L.  Borrowingsare based on accounts
receivable trade amounts and inventory values.                                         9,251        9,880

Subordinated Term Notes,  $23,000,000  principal  amount,  interest at the fixed rate of 13%,  payable  interest only  quarterly  beginning June 30, 1995 through
March 31, 2002 and then quarterly principal payments of $1,500,000 plus interest until due in June, 2005,subordinated position to the senior debt with respect to collateralization by all the assets,  contracts,  real property and common stock of J&L. The Notes have been discounted $153,000 at the date
of issuance for financial statement reporting
purposes as a result of the fair value attributed
 to their related warrants (see Note 1).                                              23,000       23,000

Machinery  and  Equipment  Loan Fund (MELF)  loan,  $500,000  principal  amount, interest a fixed rate of 3%, payable  monthly  beginning  December 1, 1996, with final  payment  due  November  1,  2001,  subordinated  position  to senior  and subordinated debt with respect to collateralization by all
assets, contracts and real property of J&L.                                              438            -

Beaver County  Enterprise Zone and Development  Fund loans,  $250,000  principal amount each, interest at 3% and 4.125%  respectively,  payable monthly beginning
June 1, 1997, with final payment due May 1, 2001,  subordinated  position to the senior and subordinated debt with respect to collateralization
by all assets, contracts and real property of J&L.                                       485            -

Fixed rate 13% debenture agreement with a related investment company, $6,730,000 principal amount,  payable semi-annually interest only beginning October 1, 1995 and due December 2002, secured by the Company's stock held in JLH. The debenture has been discounted $840,000 at the date of issuance for financial statement reporting purposes as a result of the fair value
attributed to the related warrants (see below).                                        6,730        6,730

Deferred  purchase  money note payable to a related  holding  company,  interest fixed at 11%, payable annually interest only beginning March
15, 1996 and due December 2002.                                                          475          475

Unsecured  line of  credit to  $1,000,000  with a  related  investment  company, bearing interest at 13% and payable with interest only  semi-annually  beginning
April 1, 1996 until due in March,  2002. The line of credit has been  discounted
$376,000 at the date ofissuance for financial statement reporting purposes as a
result of the fair value attributed to the related warrants (see below).               1,000          966
                                                                                       -----          ---


                                                                                      61,487       62,935
      Total                                                                            3,378        2,776
      Less-current maturities                                                          1,154        1,271
      Less-discounts on long term obligations                                        -------        -----
                                                                                  $   56,955  $    58,888
      Long-term obligations, net                                                  ==========  ===========



At June 30, 1997, the following table sets forth the scheduled maturities of the long-term debt of the Company (in thousands of dollars):

                                    June 30,
                                    --------
                                    1998        $       3,378
                                    1999                4,321
                                    2000               13,940
                                    2001                8,517
                                    2002                1,625
                                    Thereafter         29,706
                                                   ----------
                                                $      61,487
                                                  ===========

J&L capitalized interest on capital projects during their construction period in fiscal 1997 and 1996 totaling approximately $130,000 and $262,000, respectively.

Included within the $25,000,000 Senior Term Loan, above, the lender provided a Capital Expenditure Line of Credit in the principal amount of $3,000,000, which bears interest at the same rate as the Senior Term Loan. At June 30, 1997, $3,000,000 had been borrowed against this facility and was outstanding. Any borrowings made under this Line of Credit are payable in equal monthly installments beginning May 1, 1998 with the final payment to be made April 1, 2001.

Under the terms of the Revolving Loan, the Company used $875,000 of its credit availability to issue a Letter of Credit. This Letter has been issued to an insurance company collateralizing the costs of certain insurance programs (see
Note 12).

The Senior Term Loan, Revolving Loan Facility and the Subordinated Term Notes include certain provisions which, among other things, provide that J&L will maintain certain financial ratios, limit the amount of annual capital expenditures, maintain a minimum tangible net worth and limit the amount of shareholder distributions. As of June 30, 1997, J&L was not in compliance with the provisions of the loan agreements dealing with the determination of the financial ratios of operating cash flow to contractual total debt service with the senior and subordinated lenders and operating cash flow to contractual senior debt service with the senior lender only. Through September 26, 1997, these violations as of June 30, 1997 have been waived by both the senior and subordinated lenders. Additionally on September 26,1997, J&L negotiated a fourth amendment to the credit agreement with its senior lender which adjusted the measurement level of these financial covenants for the next two fiscal quarters.

As of March 31, 1997 and December 31, 1996, J&L was not in compliance with certain of its operating cash flow to debt service ratio covenants. J&L received waivers for covenant violations applicable to each of those periods. On January 9, 1997, J&L negotiated a third amendment to the credit agreement with its senior lender which adjusted the level of aggregate outstanding letters of credit available, reserved against availability under the Revolving Loan Facility.

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

The fair market value of J&L's fixed rate long-term debt on June 30, 1997, including current maturities, approximates its book value. The fair market value estimate was based on cash flow yield to maturity and comparing that amount to market quotations where possible. Management is not aware of any significant factors that would alter this estimate after that date.

On February 1, 1996, the Company entered into an unsecured line of credit agreement with Trinity Investment Corp. ("Trinity") for $1,000,000. As part of this agreement, a stock warrant purchase agreement was executed whereby Trinity was issued 300,000 warrants to purchase the same number of common stock shares of the Company at an exercise price of $4.00 per warrant for a period of ten years. These warrants have been valued at $376,000 as of the date of issuance utilizing the Black Scholes option pricing model as a basis for the measurement. The value of the warrants has been recorded as an increase in additional paid-in capital of the Company. As of June 30, 1997, the Company was in default under the line of credit agreement with Trinity for failure to make interest payments aggregating approximately $60,500. Trinity has waived payment under this violation through July 1, 1998.

On April 1, 1995, the Company entered into a Credit Agreement with Trinity, which agreed to lend an aggregate of $6,730,000 in order to repay and satisfy the following, as well as to fund a $5,000,000 capital contribution to JLH:

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

Additionally, as part of the Credit Agreement, a stock warrant purchase agreement was executed whereby Trinity was issued 2,000,000 warrants to purchase the same number of common stock shares of the Company at an exercise price of $1 per warrant for a period of ten years. These warrants have been valued at $840,000 as of the date of issuance utilizing the Black Scholes option pricing model. The value of the warrants has been recorded as an increase in additional paid-in capital of the Company. As of June 30, 1997, the Company was in default under the Credit Agreement for failure to make interest payments aggregating approximately $903,000. Trinity has waived payment under this violation through July 1, 1998.

On March 15, 1995, BESCC redeemed its preferred stock from Ascott Wing, Inc., a related party, in consideration for the issuance by the Company of a Deferred Purchase Money Note in the approximate amount of $475,000, said amount equal to the stated value for the preferred stock plus the accrued dividends thereon. As of June 30, 1997, the Company was in default under the Deferred Purchase Money Note for failure to make interest payments aggregating approximately $52,000. Ascott Wing, Inc. has waived payment under this violation through July 1, 1998.

NOTE 8 - INCOME TAXES

For the years ended June 30, 1997, 1996, and 1995 the provision (benefit) for income taxes consisted of the following:

                                             1997          1996         1995
                                             ----          ----         ----

Federal income tax provision (benefit) $        --     $(100,230)   $ 135,000
State income tax provision .............        --          --        236,600
Deferred tax provision (benefit) .......     337,200        --       (760,000)
----------------------------------------     -------        --       ---------

              Total ....................   $ 337,200   $(100,230)   $(388,400)
                                           =========   =========    =========


The effective income tax rate on income from continuing operations differs from the statutory federal income tax rate for the fiscal years ended June 30, 1997, 1996, and 1995, as follows:

                                           (in thousands)

                                                 1997       1996        1995

 Income tax (benefit) at U.S. Federal
     statutory rate of 34% ..........           $(788)     $(683)     $   7
 Acquisition expenses ...............            --         --          199
 State income taxes .................             337       --          165
Utilization of net operating loss
       carryforwards, increase in
       valuation allowance and other              788        583       (760)
                                                  ---        ---       ----

Income tax charge (benefit) .........           $ 337       (100)     $(389)
                                                =====       ====      =====

Management has calculated its net operating loss carryforward at June 30, 1997 to be approximately $97,000,000. Such losses can be carried forward and expire in the tax years ending June 30, 2003 through 2012.

Temporary differences between financial statement carrying amounts and tax bases of assets and liabilities at June 30, 1997 and 1996 were as follows:

Current deferred taxes:
                                                 1997              1996
Assets
        Accrued expenses .............       $ 1,189,900      $   315,200
         Bad debt allowance ..........            61,900           82,400
        State net operating losses ...            30,000             --
        Valuation allowance ..........        (1,079,334)        (397,600)
                                              ----------         --------

        Net current deferred tax asset       $   202,466             --
                                             ===========       ==========


Non-current deferred taxes:
        Property, plant and equipment
              and intangibles ..........   $ (4,097,600)    $    236,900
        Net operating losses ...........     34,207,700       25,394,000
        Valuation allowance ............    (30,649,749)     (25,630,900)
                                            -----------      -----------

Total non-current deferred tax liability   $   (539,649)    $       --
                                           ============     ============


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

Warrants

Warrants for 300,000 shares of Company common stock were issued to Trinity in conjunction with the unsecured line of credit agreement executed on February 1, 1996. The warrants are exercisable for a period of ten years at $4.00 per warrant (see Note 7).

Warrants for 2,000,000 shares of Company common stock were issued to Trinity in conjunction with the Amended Credit Agreement executed on April 1, 1995. These warrants are exercisable for a period of ten years at $1.00 per warrant (see
Note 7).

NOTE 10 - BENEFIT PLANS

J&L maintains a defined contribution (money purchase) plan for substantially all employees whereby J&L makes contributions, at designated rates, based on hours worked. All contributions required under the plan have been funded as of June 30, 1997 and 1996. Pension expense for the years ended June 30, 1997 and 1996 and for the period from the date of the Acquisition (April 6, 1995) to June 30, 1995 was approximately $582,000, 486,000 and $90,000, respectively.

J&L participates in the National Industrial Group Pension Plan (NIGPP) which is a multi-employer defined benefit pension plan covering all employees of Brighton's collective bargaining unit. All contributions required under the plan have been funded as of June 30, 1997 and 1996. A withdrawal from the plan would trigger an obligation to the plan for a portion of the unfunded benefit obligation. Pension expense for the years ended June 30, 1997 and 1996 and for the period from the date of the Acquisition (April 6, 1995) to June 30, 1995 was approximately $40,000, $40,000 and $11,000, respectively.

J&L provides a profit sharing plan for substantially all employees. The amount available for profit sharing is based on a return on sales formula using defined levels of pretax income. For those employees compensated under terms of collective bargaining agreements, distributions are calculated and paid quarterly. For other eligible employees, calculations and distributions are made at J&L's fiscal year end. Such amounts have been reflected as current liabilities in the accompanying consolidated balance sheets. Profit sharing expense for the years ended June 30, 1997 and 1996 and for the period from the date of the Acquisition (April 6, 1995) to June 30, 1995 was approximately $764,000, $1,238,000 and $189,000, respectively.

J&L also maintains separate 401(k) or salary deferral plans for substantially all of its employees. Participation in these plans is based on hours of service. Both plans provide for employee contributions up to 20% of wages subject to certain adjustments. The plan associated with the collective bargaining agreement provides for discretionary company contributions. For the years ended June 30, 1997 and 1996 and for the period from the date of the Acquisition (April 6, 1995) to June 30, 1995, no employer contributions had been made.

In connection with its collective bargaining agreement with the Industrial and Allied Employees Union Local No. 73 (the "Union"), Hupp participated in a multi-employer defined benefit pension plan. The plan covered all of Hupp's employees who were members of the Union. Pension expense approximated $99,000 for the fiscal year ended June 30, 1995. As a result of the secured party asset sale on October 27, 1994, described in Note 1, Hupp was deemed to have withdrawn from the plan. This withdrawal triggered a demand for payment of withdrawal liability by the Union (see Note 11).

NOTE 11 - LITIGATION, COMMITMENTS AND CONTINGENCIES

The Industrial and Allied Employees Union Local No. 73 Pension Plan (the "Plan") issued a claim for payment of withdrawal liability totaling approximately $870,000 under Section 4219 of ERISA against Hupp, CPT and all "controlled group members", as a result of Hupp's cessation of contributions to the Plan following the discontinuance of Hupp's business in October 1994. On July 10, 1996, the arbitrator sustained the Plan's claim of withdrawal liability against CPT. Pursuant to ERISA, CPT subsequently appealed the arbitration decision to the U.S. District Court for the Northern District of Ohio. As of August 31, 1997, CPT has made payments aggregating approximately $741,000 to the Plan and as of June 30, 1996, has fully accrued the amount of the outstanding claim less payments made through that date. On September 17, 1997, in response to CPT's appeal, the District Court vacated in part, and confirmed in part the arbitrator's award. In its final and appealable judgement, the District Court ruled in favor of the plan in the amount of $62,696. As the decision is appealable, CPT has not recorded any gain contingency.

J&L's workers compensation insurance program provides for self insurance with stop-loss protection. Under this arrangement, for the policy year November 1996-1997, J&L was required to issue a letter of credit in the name of the insurance company. The letter of credit called for quarterly step-ups in the amounts available for draw with the maximum aggregate amount of $1,000,000 being available after August 29, 1997. At June 30, 1997, $875,000 was the maximum amount available under the letter. J&L is financially responsible for the face value of this letter of credit. The face value of this letter of credit reduces the availability under the Revolving Line of Credit facility described in Note
7. For the policy year November, 1996-1997, J&L was required to maintain no other forms of collateral relating to its workers' compensation program. For the policy year November, 1995-1996, J&L maintained a letter of credit with the insurance company in the amount of $500,000. Additionally, J&L elected to place on deposit with the insurance company an amount equal to $340,000. On June 30, 1996, approximately $279,000 remained on deposit with the insurance company and was reflected as an Other Asset in the accompanying consolidated balance sheets.

In 1995, J&L signed a contract for turnkey development, fabrication and installation of a new reheat furnace. Furnace startup took place in July 1996, with the entire project having a total cost of approximately $8.5 million. Of this amount, $7.1 million has been disbursed through June 30, 1997, and the remaining amount of $1.4 million representing the retention on the original project has not been paid and is shown in accounts payable on the Company's Consolidated Balance Sheets at June 30, 1997. J&L is currently in the process of arbitration with the furnace supplier regarding the final payment. A determination of the likely outcome of the arbitration is unknown at this time.

The Company is not a party to any additional litigation, commitments or contingent matters.

NOTE 12 - RELATED PARTY TRANSACTIONS

A management agreement exists between the Company and J&L whereby the Company or its designated affiliate provides executive management advisory services to J&L. The contract term of the agreement is for a period of six years through March 2001 and is subject to being automatically renewed annually thereafter, unless terminated by any party to the agreement. Annual amounts due to the Company under this agreement total $600,000, which includes out-of-pocket expenses incurred by the Company of up to $150,000 annually. The Company exercised its right under the agreement to designate Mentmore Holdings Corporation ("Mentmore") as the management advisory service provider and as a result has assigned all fees the Company is entitled to under this agreement to Mentmore. Management fee expense paid to Mentmore for the years ended June 30, 1997 and 1996 and for the period from the date of the Acquisition (April 6, 1995) to June 30, 1995 under this agreement totaled $600,000, $600,000 and $150,000, respectively.

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

P



NOTE 13 - SEGMENT INFORMATION

The Company's continuing operations include two distinct business segments within its single operating subsidiary, J&L. J&L Structural manufactures and fabricates lightweight structural steel shapes which are distributed principally to the manufactured housing, truck trailer construction and highway safety industries. Brighton designs, manufactures and sells steel piercer points which represent disposable tooling used in the production of seemless steel tubes used in the petrochemical industry. The remaining operations of Hupp were discontinued on October 27, 1994, as a result of a secured party sale of all of its assets (see Note 1). Results of operations for Hupp have been included in discontinued operations for all fiscal years presented. Hupp manufactured heating, ventilating and air conditioning equipment used primarily in commercial applications and fractional horsepower electrical motors and mobile products used primarily in the heavy duty and off-road truck markets. Financial information for continuing operations by business segment for the fiscal years ended June 30, is as follows:
                                 (in thousands of dollars)
                             1997         1996              1995
                             ----         ----              ----

Sales to unaffiliated customers:
BESCC/Brighton             $  6,055    $   6,402         $   6,060
J&L Structural               92,144       94,609            25,148
                             ------      -------------------------
Total                      $ 98,199      $101,011        $  31,208
                            =======       =======          =======

Depreciation and amortization:
CPT Holdings, Inc.         $    110    $      75         $      14
BESCC/Brighton                  162          140               134
J&L Structural                3,836        3,118               752
                             ------    ---------         ---------
Total                      $  4,108    $   3,333         $     900
                            =======     ========          ========
Operating income:
CPT Holdings, Inc.         $   (302)    $ (1,227)        $    (972)
BESCC/Brighton                1,107          996             1,083
J&L Structural                4,764        6,151             1,999
Continuous Caster Corp.       (193)            -                 -
                             ------      -------           -------
Total                      $  5,376      $ 5,920         $   2,110
                           ========      =======         =========

Identifiable assets
CPT Holdings, Inc          $     21      $    95         $     436
BESCC/Brighton                3,847        4,025             3,299
J&L Structural               63,147       64,116            57,120
Continuous Caster Corp          155          348               348
                             ------    ---------           -------
Total                      $ 67,170    $  68,584         $  61,203
                            =======      =======          ========
Capital expenditures:
CPT Holdings, Inc.         $      -    $       -         $       -
BESCC/Brighton                   85          786                36
J&L Structural                3,413        9,187               715
                             ------      -------------------------
Total                      $  3,498      $ 9,973         $     751
                            =======       ======           =======

     BESCC/Brighton's revenue was generated by five customers that comprised 80%,77% and 73% of its total revenue in 1997, 1996 and 1995, respectively.

Report of Independent Certified Public Accountants




Board of Directors
CPT Holdings, Inc. and Subsidiaries

In connection with our audit of the consolidated financial statements of CPT Holdings, Inc. and Subsidiaries referred to in our report dated September 26, 1995, which is included in the 1995 Annual Report to Shareholders, we have also audited Schedules I & II and Exhibit 11 as of and for the year ended June 30, 1995. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.

                                                              GRANT THORNTON LLP

Pittsburgh, Pennsylvania
September 26, 1995

                               CPT HOLDINGS, INC.
                SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                         June 30,
                                         ($000's)
Balance Sheets
Assets                                       1997        1996         1995
                                             ----        ----         ----

Cash and cash equivalents              $      18      $     91
Note receivable                                -             -
Prepaid expenses and other                   203           204
EITF 88-16 basis adjustment               (9,705)       (9,705)
Investment in subsidiary                   7,506         8,795
                                       ---------      --------
Total assets                           $  (1,978)     $   (615)
                                       ==========     =========

Liabilities and Shareholders' Deficit

Accrued liabilities                    $   2,079         1,125
Due to subsidiaries                          200           200
Long-term obligations                      7,188         7,044
Accounts payable                               -             -

Common stock:  authorized 30,000,000 shares
at $0.05 par value each; 1,510,084 shares
issued and outstanding                        76            76
Capital in excess of par value             5,737         5,737
EITF 88-16 basis adjustment               (9,705)       (9,705)
Accumulated deficit                       (7,553)       (5,092)
                                       ----------       ------

Total shareholders' deficit              (11,445)       (8,984)
                                       ----------       -------
Total liabilities and shareholders'
   deficit                            $   (1,978)   $     (615)
                                      ===========      ========

Statements of Cash Flows

Cash flows from operating activities   $    (370)     $ (1,610)  $      91
Cash flows from investing activities           -           299      (4,672)
Cash flows from financing activities         297           966       5,000
                                       ---------      --------      ------

Increase (decrease) in cash and cash
   equivalents                               (73)       (345)          419

Cash and cash equivalents:
Beginning of year                             91           436          17
                                       ---------        ------    --------

End of year                            $      18            91    $    436
                                        ========        ======      ======

Statements of Loss

Loss (earnings) in subsidiary          $     992      $   (311)  $    (104)
Other income                                 (48)          (80)         (7)
Interest expense (income), net             1,215         1,073         470
Operating expenses                           302         1,227         631
                                       ---------         -----    --------

Net loss                               $   2,461      $  1,909 $       990
                                        ========       ==========  =======

                        CPT HOLDINGS, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                For the years ended June 30, 1997, 1996 and 1995
                                    ($000's)

Column A             Column B       Column C        Column D         Column E       Column F


Description          Balance at    Charges to     Retirements (1)   Other charges   Balance
                     beginning of  costs &                          add (deduct)    at end of
                     period        expenses                                         period


1997

Allowance for Doubtful
   Accounts in Accounts
   Receivable            $206          $60           $115              $    -       $151
                         =====         ===            =====              ======     ====

Allowance for Sales
   Discounts and Claims  $101         $266          $ 300              $    -       $ 67
                         =====        ====            ======             ======    =====

1996

Allowance for Doubtful
   Accounts in Accounts
   Receivable            $244         $ 76           $114              $    -       $206
                         =====        ====            ====               ======     ====

Allowance for Sales
   Discounts and Claims $  84         $329           $312               $    -      $101
                        ======        ====            ====               ======     ====

1995

Allowance for Doubtful
   Accounts in Accounts
   Receivable            $124        $  67            $161               $214       $244
                         =====       =====             ===                ===      ====

Allowance for Sales
   Discounts and Claims$     -     $     -           $  19               $103     $  84
                       ========    =======           =====                ===     =====

(1) Represents write-offs of uncollectable accounts or realized sales discounts and claims.

EXHIBIT 11
                           CPT Holdings, Inc. and Subsidiaries
                            COMPUTATION OF EARNINGS PER SHARE

                                               Years ended June 30,

                                (in thousands of dollars, except share amounts)

                                                        1997           1996           1995
                                                       ----           ----           ----
Income (loss) before discontinued
   operations items extraordinary items .....   $    (2,654)   $    (1,909)   $       410
Earnings impact of subsidiary common
   stock equivalents ........................          --              (47)           (16)
Gain from discontinued operations ...........          --            2,220          1,576
Gain on extraordinary items .................          --             --            3,527
                                                -----------    -----------    -----------
Net income (loss) ...........................   $    (2,654)   $       264    $     5,497
                                                ===========    ===========    ===========
Primary Shares:
   Weighted average number of shares
   outstanding during period ................     1,510,084      1,510,084      1,510,084
Shares issuable on exercise of all
   dilutive stock warrants, less
   shares assumed repurchased from
   proceeds .................................          --        1,697,983           --
                                                -----------    -----------    -----------

   Total ....................................     1,510,084      3,208,067      1,510,084
                                                ===========    ===========    ===========

Primary earnings (loss) per share before
   discontinued operations and
   extraordinary items ......................   $     (1.76)   $      (.58)   $       .27
Primary earnings per share on
   discontinued operations ..................          --              .69           1.04
Primary earnings per share on
extraordinary items .........................          --             --             2.34
                                                -----------    -----------    -----------

Primary earnings (loss) per share ...........   $     (1.76)   $       .11    $      3.65
                                                ===========    ===========    ===========

Assuming Full Dilution:

Weighted average number of shares
outstanding during period    ................     1,510,084      1,510,084      1,510,084
Shares issuable on exercise of all dilutive
   stock warrants, less shares assumed
   repurchased from proceeds ................          --        1,697,983        424,496
                                                -----------    -----------    -----------

Total fully-diluted common
   and equivalent shares ....................     1,510,084      3,208,067      1,934,580
                                                ===========    ===========    ===========

Earnings (loss) per share before discontinued
   operations and extraordinary items
   assuming full dilution ...................   $     (1.76)   $      (.58)   $       .23
Earnings (loss) per share on discontinued
   operations assuming full dilution ........          --              .69            .81
Earnings per share on extraordinary
   items assuming full dilution .............          --             --             1.82
                                                -----------    -----------    -----------
Net earnings (loss) per share assuming
   full dilution ............................   $     (1.76)   $       .11    $      2.86
                                                ===========    ===========    ===========