Form 10-Q
period 1997-09-30
CPT HOLDINGS INC
filed 1997-11-14
CIK 25360

------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 1997

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___



As of November 1, 1997, 1,510,084 shares of Common Stock were issued and outstanding.

------------------------------------------------------------------------------

                          PART 1. FINANCIAL INFORMATION

ITEM 1: Financial Statements

                       CPT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        ($000's Except Per Share Amounts)


                                                          Three Months Ended
                                                             September 30,
                                                        1997           1996
                                                        ----           ----
Net sales                                          $   28,147       $ 24,934
Cost of sales                                          23,868         21,795
                                                       ------         ------
    Gross profit                                        4,279          3,139
Selling, general and administrative                     1,598          1,460
                                                        -----          -----
    Operating income                                    2,681          1,679
Other (income) expense:
    Interest expense                                    1,920          1,772
    Minority interest                                     196             48
    Other, net                                            104            (34)
                                                          ---            ---
Income (loss) from continuing operations
    before income taxes                                   461           (107)
Income taxes                                                -              -
                                                        -----          -----
Net income (loss)                                  $      461       $   (107)
                                                   ==========       ========

Primary and fully-diluted earnings
    (loss) per share                               $     0.22       $  (0.07)
                                                   ==========       ========
Weighted average common and common
    equivalent shares outstanding (000's)               3,208          1,510
                                                   ==========       ========
See Notes to Unaudited Consolidated Financial Statements

                       CPT HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                   ($000's)
                                                   September 30,     June 30,
                                                           1997         1997
ASSETS
Current Assets:
     Cash and cash equivalents                        $     420    $       61
     Receivables - net of allowances                      9,665         9,471
     Inventories                                         12,041         9,876
     Other current assets                                   476           348
                                                            ---           ---

     Total current assets                                22,602        19,756

Property, plant and equipment - net                      43,086        43,749
Deferred financing costs, net                             1,845         1,952
Goodwill                                                  1,342         1,365
Other assets                                                349           348
                                                            ---           ---

     Total assets                                     $  69,224    $   67,170
                                                      =========    ==========

LIABILITIES & SHAREHOLDERS' DEFICIT

Current Liabilities:
     Accounts payable                                 $  11,453    $    9,562
     Accrued expenses                                     5,646         5,581
     Due to affiliates                                      221           165
     Current portion of long-term debt                    3,641         3,378
                                                          -----         -----

     Total current liabilities                           20,961        18,686

Long-term debt                                           56,077        56,955
Deferred taxes                                              540           540
Other long-term obligations                                 300           300

Minority interest                                         2,523         2,327

Shareholders' deficit:
     Common stock authorized 30,000,000 shares
        of $.05 per value each, 1,510,084 shares
        issued and outstanding                               76            76
     Additional paid in capital                           5,737         5,737
     Accumulated deficit                               (16,990)       (17,451)
                                                       -------        -------

     Total shareholders' deficit                       (11,177)       (11,638)
                                                       -------        -------

     Total liabilities and shareholders' deficit        $69,224       $67,170
                                                        =======       =======

See Notes to Unaudited Consolidated Financial Statements

                       CPT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   ($000's)
                                                         Three Months Ended
                                                            September 30,

                                                          1997            1996
                                                          ----            ----
Cash flows from operating activities:
   Net income (loss)                                      $   461    $    (107)
   Adjustments to reconcile net income (loss) to net
      cash provided  by operations:
      Minority interest in earnings of subsidiaries           196           48
      Depreciation and amortization                         1,096          913
      Capitalized interest                                      -
                                                                          (130)
Changes in working capital:
      Decrease (increase) in receivables                     (195)        (801)
      Decrease (increase) in inventories                   (2,165)       1,755
      Decrease (increase) in other current assets            (128)           8
      Increase in accounts payable
        and accrued expenses                                2,012        2,034
                                                            -----        -----
      Cash provided by operating activities                 1,277        3,720
                                                            -----        -----

Cash flows from investing activities:
      Capital expenditures                                   (269)      (2,330)
      Decrease (increase) in other assets                      (1)          33
                                                             -----       -----
      Cash used by investing activities                      (270)      (2,297)
                                                             -----       -----

Cash flows from financing activities:
      Repayment on long-term obligations                     (785)        (668)
      Net borrowings (repayments) under
        revolving credit facility                              137      (1,373)
      Borrowings under Senior loan capital
        expenditures line of credit                             -          500
      Borrowings under unsecured line of credit
        with affiliate                                          -           34
                                                            -----        -----
     Cash used by financing activities                       (648)      (1,507)
                                                            -----        -----
Net increase (decrease) in cash and cash equivalents          359          (84)

Cash and cash equivalents:
     Beginning of period                                       61          174
                                                            -----        -----
     End of period                                       $    420    $      90
                                                         ========    =========

Supplemental data - cash paid during the period for:
      Interest, net of capitalized amounts               $  1,551    $   1,462
                                                         ========    =========
      Income taxes                                        $     -            -
                                                         ========    =========



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

   The Company's operations include two distinct business segments within its single indirect operating subsidiary, J&L: J&L Structural and Brighton. J&L Structural manufactures and fabricates lightweight structural steel shapes which are distributed principally to the manufactured housing, tractor trailer construction, highway construction and ship building industries. Brighton designs, manufactures and sells steel piercer points which represent disposable tooling used in the production of seamless steel tubes used in the petrochemical industry. CCC is a majority-owned, indirect subsidiary which holds title to 38 acres of undeveloped land adjacent to J&L in Aliquippa, Pennsylvania.

   The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results for the year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.


2. INVENTORIES

   Inventories consisted of the following (in $000's):

                                       September 30,  June 30,
                                           1997         1997
                                           ----         ----

   Raw materials                         $ 3,388      $  1,954
   Finished goods                          8,653         7,922
                                           -----         -----

   Total                                 $12,041      $  9,876
                                         =======      ========

3. LONG-TERM DEBT

   Long-term debt consisted of the following (in $000's):

                                                   September 30,      June 30,
                                                         1997          1997
                                                         ----          ----

   Senior term loan                                 $    19,369    $  20,108
   Subordinated term notes                               23,000       23,000
   Revolving loan facility                                9,387        9,251
   Fixed rate 13% debenture                               6,730        6,730
   Unsecured revolving credit facility                    1,000        1,000
   Deferred purchase money note                             475          475
   State loans                                              876          923
                                                         60,837       61,487
                                                         ------       ------

   Less current portion of long-term debt                 3,641        3,378
   Less discounts on long-term debt                       1,119        1,154
                                                          -----        -----

      Total                                         $    56,077    $  56,955
                                                    ===========    =========





4. LITIGATION. CONTINGENCIES AND COMMITMENTS

   The Industrial and Allied Employees Union Local No. 73 Pension Plan (the "Plan") issued a claim for payment of withdrawal liability totaling approximately $870,000 under Section 4219 of ERISA against Hupp, CPT and all "controlled group members", as a result of Hupp's cessation of contributions to the Plan following the discontinuance of Hupp's business in October 1994. On July 10, 1996, the arbitrator sustained the Plan's claim of withdrawal liability against CPT. Pursuant to ERISA, CPT subsequently appealed the arbitration decision to the U.S. District Court for the Northern District of Ohio. As of September 30, 1997, CPT has made payments aggregating approximately $766,000 to the Plan and as of June 30, 1996, has fully accrued the amount of the outstanding claim less payments made through that date. On September 17, 1997, in response to CPT's appeal, the District Court vacated in part, and confirmed in part the arbitrator's award. In its final and appealable judgment, the District Court ruled in favor of the Plan in the amount of $62,696. The decision is now being appealed by the Plan. CPT has not recorded any gain contingency with respect to this litigation.

   J&L's workers compensation insurance program provides for self insurance with stop-loss protection. Under this arrangement, for the policy year November 1996-1997, J&L was required to issue a letter of credit in the name of the insurance company. At September 30, 1997, $1,000,000 was the maximum amount available under the letter of credit. J&L is financially responsible for the face value of this letter of credit. The face value of this letter of credit reduces the availability under the Revolving Line of Credit facility. For the policy year November, 1996-1997, J&L was required to maintain no other forms of collateral relating to its workers' compensation program.

In 1995, J&L signed a contract for turn-key development, fabrication and installation of a new reheat furnace. Furnace start-up took place in July 1996, with the entire project having a total cost of approximately $8.5 million. Of this amount, $7.1 million has been disbursed through September 30, 1997, and the remaining amount of $1.4 million representing the retention on the original project has not been paid and is recorded in accounts payable at September 30, 1997. J&L is currently in the process of arbitration with the furnace builder regarding the final payment as the Company believes performance testing results did not meet contract specifications. A determination of the likely outcome of the arbitration is unknown at this time.

The Company is not a party to any additional litigation, commitments or contingent matters.



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

J&L Structural, Inc. ("J&L") is segmented into two distinct operating divisions, J&L Structural division ("J&L Structural") and Brighton Electric Steel Casting Company ("Brighton"), as a result of significant differences in both customers and products. J&L Structural is also segmented into two separate divisions which includes the Ambridge division. This distinction is due mainly to separate labor contracts which exist among the employees of J&L Structural. The Ambridge division provides all finishing services required for J&L Structural products.

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

RESULTS OF OPERATIONS

NET SALES:

Net sales for the three-month periods ended September 30, were:

                                       1997                         1996
                                       ----                         ----
            J&L Structural        $26,907,000                   $23,548,000
            Brighton                1,239,000                     1,386,000
                                    ---------                     ---------
               Total              $28,146,000                   $24,934,000
                                  ===========                   ===========

Net sales for J&L Structural during 1997 increased in comparison to the prior year amounts primarily due to continued strength in the manufactured housing industry which represents approximately 65% of J&L Structural's business. In addition, renewed strength in the general construction industry representing approximately 15% of J&L Structural's business has more than offset the impact from the continued weakness in truck trailer manufacturing customer shipments of crossmembers. Overall shipped tonnage increased by 16% over the comparable period in the prior year.

Brighton's sales reduction reflects extended (two week rather than one) summer shut-downs for several customers during 1997, in addition to an employee strike involving another customer which has been recently resolved.

GROSS MARGINS:

Gross margins for the three-month periods ended September 30,were:

                                    1997                      1996
                                    ----                      ----
             J&L Structural         15.7%                     11.9%
             Brighton               25.4%                     24.1%
                                    -----                     -----
              Total                 15.2%                     12.6%
                                    =====                     =====

Gross  margins  for  J&L  Structural  improved   significantly  during  1997  in
comparison to the prior year due mainly to realization of productivity improvements resulting from more efficient operation of the new reheat furnace. During the comparable period in 1996, production inefficiencies due to certain equipment improvements to the new reheat furnace which were completed during the second fiscal quarter, as well as start-up costs relating to the changeover to this significant piece of equipment, hindered operating performance. Billet costs, which comprise more than 65% of J&L Structural's direct manufacturing costs remained relatively stable during the comparable periods presented.

Brighton's gross margins have improved from the prior year period due mainly to a greater mix of sales in its more profitable hastalloy products in addition to lower raw material costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses increased 9.5% over the comparable period in the prior year. This increase was due to the hiring of an additional sales and technical representative who will focus on manufactured housing industry sales development, the incurrence of additional professional fees for information systems development efforts, and legal costs associated with the ongoing arbitration with the furnace builder.

OTHER INCOME / EXPENSE:

Other income/expense in the current year reflects expenditures which resulted from professional costs incurred relating to a potential acquisition of a steel company.

LIQUIDITY AND CAPITAL RESOURCES:

Cash flows from operations for the three months ended September 30,1997 and 1996 totaled $1,277,000 and $3,720,000, respectively. The decrease in cash flows compared to the prior year was attributed primarily to higher inventory levels in 1997 reflecting higher levels of productivity compared to 1996 and stronger demand from many of J&L Structural's core markets.

The Company's investing activities for the three months ended September 30, 1997 reflect a normal level of maintenance capital spending. Capital spending during the comparable period in 1996 included approximately $1.8 million representing final expenditures associated with the new reheat furnace installation.

Financing activities for the first quarter of fiscal year 1998 included scheduled repayments of $785,000 on the senior term loan and state loans. Additionally, net borrowings of $137,000 took place under the senior lender's revolving credit facility. Outstanding debt as of September 30, 1997 totaled $60,837,000 with related interest expense of $1,920,000 for the three months ended September 30, 1997 representing an average borrowing rate approximating 12.5% over the period.

Cash and cash equivalents increased from $61,000 to $420,000 at the end of the first fiscal quarter compared with June 30, 1997. Although the Company's total equity represents a deficit of approximately $11,177,000, this position is due largely to the poor performance of previously discontinued operations and a basis adjustment for the leveraged Acquisition during fiscal 1995 totaling ($9,705,000). The Company's scheduled requirements for cash from operations during the remainder of the fiscal year include approximately $2,593,000 of principal repayments under the senior term loan and various state loans and approximately $2,000,000 of estimated maintenance and new product development capital spending. Additionally, it is anticipated that the arbitration with the furnace builder, described in Note 4 herein, will be settled by fiscal year end. Management expects that cash flows from operations will continue to satisfy the Company's requirements to fund operating expenses, debt service and capital expenditures in the future.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that any forward-looking statements, including statements regarding the intent, belief, or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to (i) a significant downturn in manufactured housing construction and sales and (ii) billet costs and other raw material costs may rise as a result of increasing scrap metal pricing and J&L may not have the ability to pass such costs to customers.

                           PART II - OTHER INFORMATION


ITEM 1:   LEGAL PROCEEDINGS

The Industrial and Allied Employees Union Local No. 73 Pension Plan (the "Plan") issued a claim for payment of withdrawal liability totaling approximately $870,000 under Section 4219 of ERISA against Hupp, CPT and all "controlled group members", as a result of Hupp's cessation of contributions to the Plan following the discontinuance of Hupp's business in October 1994. On July 10, 1996, the arbitrator sustained the Plan's claim of withdrawal liability against CPT. Pursuant to ERISA, CPT subsequently appealed the arbitration decision to the U.S. District Court for the Northern District of Ohio. As of September 30, 1997, CPT has made payments aggregating approximately $766,000 to the Plan and as of June 30, 1996, has fully accrued the amount of the outstanding claim less payments made through that date. On September 17, 1997, in response to CPT's appeal, the District Court vacated in part, and confirmed in part the arbitrator's award. In its final and appealable judgment, the District Court ruled in favor of the Plan in the amount of $62,696. The decision is now being appealed by the Plan. CPT has not recorded any gain contingency with respect to this litigation.

In 1995, J&L signed a contract for turn-key development, fabrication and installation of a new reheat furnace. Furnace start-up took place in July 1996, with the entire project having a total cost of approximately $8.5 million. Of this amount, $7.1 million has been disbursed through September 30, 1997, and the remaining amount of $1.4 million representing the retention on the original project has not been paid and is recorded in accounts payable at September 30, 1997. J&L is currently in the process of arbitration with the furnace builder regarding the final payment as the Company believes performance testing results did not meet contract specifications. A determination of the likely outcome of the arbitration is unknown at this time.

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


                                                CPT HOLDINGS.  INC.


Dated: November 14, 1997                        By: /s/William L. Remley
                                                ___________________________
                                                William L. Remley,
                                                President & Treasurer

Dated: November 14, 1997                        By: /s/Richard L. Kramer
                                                ___________________________
                                                Richard L. Kramer,
                                                Chairman of the Board,
                                                Secretary and Director

Dated: November 14, 1997                        By: /s/Richard C. Hoffman
                                                ___________________________
                                                Richard C. Hoffman, Director