Form 10QSB
period 1997-12-31
CPT HOLDINGS INC
filed 1998-02-13
CIK 25360

------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 1997

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___



As of February 13, 1998 1,510,084 shares of Common Stock were issued and outstanding.

------------------------------------------------------------------------------

                          PART 1. FINANCIAL INFORMATION

ITEM 1: Financial Statements

                       CPT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        ($000's Except Per Share Amounts)



                                 Three Months Ended             Six Months Ended
                                    December 31,                  December 31,
                               1997            1996            1997           1996
                               ----            ----            ----           ----
Net sales                $   25,431        $ 22,846    $     53,578      $  47,780
Cost of sales                22,016          20,454          45,885         42,370
                         ----------     -----------    ------------   ------------
    Gross profit              3,415           2,392           7,693          5,410

Selling, general and
    administrative            1,690           1,438           3,288          2,777
                         ----------     -----------    ------------   ------------
    Operating income          1,725             954           4,405          2,633

Other (income) expense:
    Interest expense          1,955           1,874           3,875          3,646
    Minority interest            (1)           (113)            195            (65)
    Other, net                   84            ( 34)            187           ( 68)
                         ----------     ------------   ------------   -------------
(Loss) income before
    income taxes               (313)           (773)            148           (880)

Income taxes                     94               -              94              -
                         ----------     -----------    ------------   ------------
Net (loss) income        $     (407)       $   (773)   $         54      $    (880)
                         ===========       =========   ============      ==========

Basic earnings per
    common share         $     (0.27)      $   (0.51)  $       0.04      $   (0.58)
                         ============      ==========  ============      ==========
Diluted earnings per
    common share         $     (0.27)      $   (0.51)  $      (0.04)     $   (0.58)
                         ============      ==========  =============     ==========
Weighted average common
    and common equivalent
    shares outstanding
    (000's)                    1,510           1,510           1,510          1,510
                           ==========     ===========    ============   ============


See Notes to Unaudited Consolidated Financial Statements

                       CPT HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                   ($000's)

                                                     December 31,    June 30,
ASSETS                                                    1997         1997
------                                                    ----         ----

Current assets:
     Cash and cash equivalents                        $     260    $       61
     Receivables - net of allowances                      7,016         9,471
     Inventories                                         10,890         9,876
     Other current assets                                   390           348
                                                      ---------    ----------

     Total current assets                                18,556        19,756

Property, plant and equipment - net                      42,321        43,749
Deferred financing costs, net                             1,737         1,952
Goodwill                                                  1,318         1,365
Other assets                                                348           348
                                                      ---------    ----------

     Total assets                                     $  64,280    $   67,170
                                                      =========    ==========

LIABILITIES & SHAREHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                 $   8,931    $    9,562
     Accrued expenses                                     5,642         5,581
     Due to affiliates                                      133           165
     Current portion of long-term debt                    3,906         3,378
                                                      ---------    ----------

     Total current liabilities                           18,612        18,686

Long-term debt                                           53,890        56,955
Deferred taxes                                              540           540
Other long-term obligations                                 300           300

Minority interest                                         2,522         2,327

Shareholders' deficit:
     Common stock authorized 30,000,000 shares of
        $.05 par value each, 1,510,084 shares issued
        and outstanding                                      76            76
     Additional paid in capital                           5,737         5,737
     Accumulated deficit                               (17,397)       (17,451)
                                                      ---------    -----------

     Total shareholders' deficit                       (11,584)       (11,638)
                                                      ---------    -----------

     Total liabilities and shareholders' deficit      $  64,280    $   67,170
                                                      =========    ==========

See Notes to Unaudited Consolidated Financial Statements

                       CPT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                    ($000's)

                                          Three Months Ended    Six Months Ended
                                             December 31,          December 31,

                                             1997      1996      1997      1996
                                             ----      ----      ----      ----
Cash flows from operating activities:
   Net (loss) income                        $(407)   $(773)    $  54     $ (880)
   Adjustments to reconcile net (loss)
income to net
      cash provided  by operations:
      Minority interest in (loss)
         earnings of subsidiaries              (1)    (113)      195        (65)
      Depreciation and amortization         1,106    1,038     2,201      1,951
      Capitalized interest                      -        -         -       (130)
   Changes in working capital:
      Decrease in receivables               2,649    2,997     2,455      2,197
      Decrease (increase) in inventories    1,151     (547)   (1,014)     1,207
      Decrease (increase) in other             86       42       (42)        51
current assets
      Decrease in accounts payable and
         accrued expenses                  (2,614)  (2,358)     (602)      (324)
                                         --------- --------  --------  ---------
      Net cash provided by operating
         activities                         1,970      286     3,247      4,007
                                         --------  -------   -------   --------


Cash flows from investing activities:
      Capital expenditures                   (173)    (641)     (442)    (2,971)
      Increase in other assets                  -       11         -         44
                                         --------  -------   -------   --------
      Net cash used by investing
         activities                          (173)    (630)     (442)    (2,927)
                                         --------- --------  --------  ---------


Cash flows from financing activities:
      Repayment on long-term obligations     (804)    (701)   (1,589)    (1,369)
      Net (repayments) borrowings under
         revolving credit facility         (1,153)     111    (1,017)    (1,262)
      Borrowings under unsecured line of
         credit                                 -        -         -         34

      Borrowings under senior term loan         -      500         -      1,000
      Borrowings from state development         -      500         -        500
                                         --------  -------   -------   --------
loans
      Net cash (used) provided by
         financing activities              (1,957)     410    (2,606)    (1,097)
                                         --------- -------   --------  ---------
Net (decrease) increase in cash and
      cash equivalents                       (160)      66       199        (17)
Cash and cash equivalents:
      Beginning of period                     420       91        61        174
                                         --------  -------   -------   --------
      End of period                      $    260  $   157   $   260   $    157
                                         ========  =======   =======   ========
Supplemental data - cash paid
      during the period for:
      Interest, net of capitalized
      amounts                            $  1,573  $ 1,567   $ 3,124   $  3,029
                                         ========  =======   =======   ========
      Income taxes                       $      -  $     -   $     -   $      -
                                         ========  =======   =======   ========

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

   The Company's operations include two distinct business segments within its single indirect operating subsidiary, J&L: J&L Structural and Brighton. J&L Structural manufactures and fabricates lightweight structural steel shapes which are distributed principally to the manufactured housing, tractor trailer manufacturing, highway construction and ship building industries. Brighton designs, manufactures and sells steel piercer points which represent disposable tooling used in the production of seamless steel tubes used in the petrochemical industry. CCC is a majority-owned, indirect subsidiary which holds title to 38 acres of undeveloped land adjacent to J&L in Aliquippa, Pennsylvania.

   The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results for the year. Certain amounts included in the prior periods' financial statements have been reclassified to conform with the current periods' presentation. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.


2. Inventories

   Inventories consisted of the following (in $000's):

                                       December 31,     June 30,
                                           1997         1997
                                           ----         ----

   Raw materials                         $ 2,883      $  1,954
   Finished goods                          8,007         7,922
                                           -----         -----

   Total                                 $10,890      $  9,876
                                          ======         =====

3. Long-Term Debt

   Long-term debt consisted of the following (in $000's):
                                                      December 31,   June 30,
                                                         1997          1997
---                                                      ----          ----

   Senior term loan                                 $    18,613    $  20,108
   Subordinated term notes                               23,000       23,000
   Revolving loan facility                                8,233        9,251
   Fixed rate 13% debenture                               6,730        6,730
   Unsecured revolving credit facility                    1,000        1,000
   Deferred purchase money note                             475          475
   State loans                                              828          923
                                                    -----------    ---------
                                                         58,879       61,487

   Less current portion of long-term debt                 3,906        3,378
   Less discounts on long-term debt                       1,083        1,154
                                                    -----------    ---------

      Total                                         $    53,890    $  56,955
                                                    ===========    =========

4. Litigation, Contingencies and Commitments

   The Industrial and Allied Employees Union Local No. 73 Pension Plan (the "Plan") issued a claim for payment of withdrawal liability totaling approximately $870,000 under Section 4219 of ERISA against Hupp, CPT and all "controlled group members", as a result of Hupp's cessation of contributions to the Plan following the discontinuance of Hupp's business in October 1994. On July 10, 1996, the arbitrator sustained the Plan's claim of withdrawal liability against CPT. Pursuant to ERISA, CPT subsequently appealed the arbitration decision to the U.S. District Court for the Northern District of Ohio. As of December 31, 1997, CPT has made payments aggregating approximately $766,000 to the Plan and as of June 30, 1996, has fully accrued the amount of the outstanding claim less payments made through that date. On September 17, 1997, in response to CPT's appeal, the District Court vacated in part, and confirmed in part the arbitrator's award. In its final and appealable judgement, the District Court ruled in favor of the Plan in the amount of $62,696. The decision is now being appealed by the Plan. CPT has not recorded any gain contingency with respect to this litigation.

   J&L's workers compensation insurance program provides for self insurance with stop-loss protection. Under this arrangement, for the policy year November 1996-1997, J&L was required to issue a letter of credit in the name of the insurance company. At December 31, 1997, $1,000,000 was the maximum amount available under the letter of credit. J&L is financially responsible for the face value of this letter of credit. The face value of this letter of credit reduces the availability under the Revolving Line of Credit facility. For the policy year November, 1996-1997, J&L was required to maintain no other forms of collateral relating to its workers' compensation program. J&L is currently insured under a fixed cost, fully insured workers' compensation program.

   In 1995, J&L signed a contract for turn-key development, fabrication and installation of a new reheat furnace. Furnace startup took place in July 1996, with the entire project having a total cost of approximately $8.5 million. Of this amount, $7.1 million has been disbursed through December 31, 1997, and the remaining amount of $1.4 million representing the retention on the original project has not been paid and is recorded in accounts payable at December 31, 1997. J&L is currently in the process of arbitration with the furnace builder regarding the final payment as the Company believes performance testing results did not meet contract specifications. A determination of the likely outcome of the arbitration is unknown at this time.

   The Company is not a party to any additional litigation, commitments or contingent matters.

5.  Earnings Per Share

   In 1997, the Financial Accounting Standards Boards issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"). FAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings share amounts for all periods have been presented, and where necessary, restated to conform to the FAS 128 requirements.

   The following table sets forth the computation of basic and diluted earnings per common share (in $000's, except per share amounts):

                                             Three Months Ended             Six Months Ended
                                                 December 31,                  December 31,
                                              1997          1996            1997          1996

Numerator:

Net (loss) income .................   $      (407)   $      (773)   $        54    $      (880)

Dilution on earnings resulting from
      subsidiary warrants .........          --             --             (121)          --
                                             _____          ____           _____          _____


Net loss available to common
      shareholders ................   $      (407)   $      (773)   $       (67)   $      (880)

Denominator:

Denominator for basic earnings per
      share-weighted average shares     1,510,084      1,510,084      1,510,084      1,510,084


Basic earnings per common share ...   $     (0.27)   $     (0.51)   $      0.04    $     (0.58)



Diluted earnings per common share .   $     (0.27)   $     (0.51)   $     (0.04)   $     (0.58)

On April 1, 1995, the Company issued 2,000,000 warrants for the Company's common stock which are exercisable for a period of ten years from the date of issuance at $1 per warrant. These warrants, although dilutive to earnings per share, were not included in the diluted computation because they would have been antidilutive for all periods presented.

On February 1, 1996, the Company issued 300,000 warrants for the Company's common stock, which are exercisable for a period of ten years from the date of issuance at $4 per warrant. These warrants which could potentially dilute earnings per share in the future were not included in the diluted computation because the weighted average price per share for the three and six months ended December 31, 1997 and 1996 did not exceed the exercise price.

ITEM 2: Management's Discussion and Analysis of Financial Condition And Results Of Operations

J&L Structural, Inc. ("J&L") is segmented into two distinct operating divisions, J&L Structural division ("J&L Structural") and Brighton Electric Steel Casting Company ("Brighton"), as a result of significant differences in both customers and products. J&L Structural is also segmented into two separate divisions which includes the Ambridge division . This distinction is due mainly to separate labor contracts which exist among the employees of J&L Structural. The Ambridge division provides all finishing services required for J&L Structural products.


Results of Operations

Net Sales

Net sales for the three month and six month periods ended December 31, were:

                       Three Months Ended              Six Months Ended
                          December 31,                   December 31,
                     1997             1996            1997           1996

J&L Structural   $23,693,000     $21,135,000      $50,600,000    $44,683,000
Brighton           1,738,000       1,711,000        2,978,000      3,097,000
                   ---------       ---------        ---------      ---------


Total            $25,431,000     $22,846,000      $53,578,000    $47,780,000
                 ===========     ===========      ===========    ===========

Net sales for J&L Structural during 1997 increased in comparison to the prior year amounts primarily due to continued strength in the manufactured housing industry which represents approximately 65% of J&L Structural's business. In addition, renewed strength in the general construction industry representing approximately 20% of J&L Structural's business has more than offset the impact from the continued weakness in customer shipments of crossmembers to the truck trailer market. Overall shipped tonnage increased by 10.6% and 13.4% over the comparable three and six month periods in the prior year, respectively.

Brighton's sales reduction for the current six month period reflects extended (two week rather than one) summer shut-downs for several customers, in addition to an employee strike involving another customer which has been recently resolved. Brighton's sales increase for the current three month period reflects increased unit shipments to most customers, offset by the lingering effects of the aforementioned employee strike.

Gross Margins

Gross margins for the three month and six month periods ended December 31, were:


                 Three Months Ended  Six Months Ended
                   December 31,        December 31,
                  1997     1996     1997      1996
                  ----     ----     ----      ----
J&L Structural    12.6%    9.2%     13.7%     10.4%
Brighton          24.6%    26.1%    24.9%     25.3%
                  -----    -----    -----     -----
Total             13.4%    10.5%    14.4%     11.3%
                  =====    =====    =====     =====

Gross  margins  for  J&L  Structural  improved   significantly  during  1997  in
comparison to the prior year due mainly to realization of productivity improvements resulting from more efficient operation of the new reheat furnace and production of higher margin products, particularly for the construction market. During the comparable periods in 1996, production inefficiencies resulted from required equipment improvements to the new reheat furnace which were completed during the second fiscal quarter, as well as startup costs relating to the extended period of changeover to this vital piece of equipment, hindered operating performance. Billet costs, which comprise approximately 70 % of J&L Structural's manufacturing costs remained relatively stable during the comparable periods presented.

Brighton's gross margins have decreased in comparison to the prior year periods due mainly to product mix changes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 17.5% and 18.4% for the three and six months ended December 31, 1997, respectively over the comparable periods in the prior year. This increase was due to the hiring of an additional sales and technical representative who will focus on manufactured housing industry sales development, professional fees for information systems development efforts and mill improvement analysis, and legal costs associated with the ongoing arbitration with the furnace builder.

Other Income / Expense

Other income/expense in the current year reflects expenditures which resulted from professional costs incurred relating to a potential acquisition of a steel company.


Liquidity and Capital Resources

Cash flows from operations for the three months ended December 31,1997 and 1996 totaled $1,970,000 and $286,000, respectively, while the six months ended December 31, 1997 and 1996 totaled $3,247,000 and $4,007,000, respectively. The increase in cash flows from operations for the three months ended December 31, 1997 compared to the same period in the prior year reflect reduced inventory levels due to second quarter shipments being higher than anticipated. The decrease in cash flows for the six month period ending December 31, 1997 compared to the same period in the prior year was attributed primarily to higher inventory levels in 1997 reflecting higher levels of operations compared to 1996 resulting from stronger demand from most of J&L Structural's core markets.

The Company's investing activities for the three and six months ended December 31, 1997 reflect maintenance capital spending. Capital spending during the comparable periods in 1996 included approximately $200,000 and $2,000,000, representing final expenditures associated with the new reheat furnace installation.

Financing activities for the three and six months ended December 31, 1997 included scheduled repayments of $804,000 and $1,589,000, respectively on the senior term loan and state loans. Additionally, net repayments of $1,153,000 and $1,017,000 were made under the senior lender's revolving credit facility for the three and six months ended December 31, 1997, respectively. Outstanding debt as of December 31, 1997 totaled $58,879,000 with related interest expense of $3,875,000 for the six months ended December 31, 1997 representing an average borrowing rate approximating 12.2% over the period excluding the impact of amortization of deferred financing costs.

Cash and cash equivalents increased from $61,000 to $260,000 for the six months ended December 31, 1997. Although the Company's total equity represents a deficit of approximately $11,584,000, this position is due largely to the poor performance of previously discontinued operations and a basis adjustment for the carried predecessor interest in the acquisition of J&L during fiscal 1995 totaling ($9,705,000). The Company's scheduled requirements for cash from operations during the next twelve months include approximately $3,906,000 of principal repayments under the senior term loan and various state loans and approximately $2,000,000 of estimated maintenance and new product development capital spending. Additionally, it is anticipated that the arbitration with the furnace builder, described in Note 4 herein, will be settled during calendar 1998. Management expects that cash flows from operations will continue to satisfy the Company's requirements to fund operating expenses, debt service and capital expenditures in the future.


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

                           PART II - OTHER INFORMATION


ITEM 1:   Legal Proceedings

   The Industrial and Allied Employees Union Local No. 73 Pension Plan (the "Plan") issued a claim for payment of withdrawal liability totaling approximately $870,000 under Section 4219 of ERISA against Hupp, CPT and all "controlled group members", as a result of Hupp's cessation of contributions to the Plan following the discontinuance of Hupp's business in October 1994. On July 10, 1996, the arbitrator sustained the Plan's claim of withdrawal liability against CPT. Pursuant to ERISA, CPT subsequently appealed the arbitration decision to the U.S. District Court for the Northern District of Ohio. As of December 31, 1997, CPT has made payments aggregating approximately $766,000 to the Plan and as of June 30, 1996, has fully accrued the amount of the outstanding claim less payments made through that date. On September 17, 1997, in response to CPT's appeal, the District Court vacated in part, and confirmed in part the arbitrator's award. In its final and appealable judgement, the District Court ruled in favor of the Plan in the amount of $62,696. The decision is now being appealed by the Plan. CPT has not recorded any gain contingency with respect to this litigation.

   In 1995, J&L signed a contract for turn-key development, fabrication and installation of a new reheat furnace. Furnace startup took place in July 1996, with the entire project having a total cost of approximately $8.5 million. Of this amount, $7.1 million has been disbursed through December 31, 1997, and the remaining amount of $1.4 million representing the retention on the original project has not been paid and is recorded in accounts payable at December 31, 1997. J&L is currently in the process of arbitration with the furnace builder regarding the final payment as the Company believes performance testing results did not meet contract specifications. A determination of the likely outcome of the arbitration is unknown at this time.

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


                                                         CPT HOLDINGS.  INC.


      Dated: February 13, 1998                      By:  /s/William L. Remley
                                                         -----------------------
                                                         William L. Remley
                                                         President & Treasurer

      Dated: February 13, 1998                      By:  /s/Richard L. Kramer
                                                         -----------------------
                                                         Richard L. Kramer
                                                         Chairman of the Board,
                                                         Secretary and Director

      Dated: February 13, 1998                      By:   /s/Richard C. Hoffman
                                                   ------------------------
                                                         Richard C. Hoffman
                                                         Director