Form 10-Q
period 1998-03-31
CPT HOLDINGS INC
filed 1998-05-15
CIK 25360

------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1998

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___



As of May 15, 1998 1,510,084 shares of Common Stock were issued and outstanding.

------------------------------------------------------------------------------

                          PART 1. FINANCIAL INFORMATION

ITEM 1: Financial Statements

                       CPT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        ($000's Except Per Share Amounts)



                                 Three Months Ended            Nine Months Ended
                                     March 31,                     March 31,
                               1998            1997            1998           1997
                               ----            ----            ----           ----
Net sales                   $ 28,370       $ 23,155       $  81,948      $  70,935
Cost of sales                 24,250         19,997          70,135         62,089
                         -----------    -----------    ------------   ------------
    Gross profit               4,120          3,158          11,813          8,846
Selling, general and
    administrative             1,881          1,698           5,169          4,754
                         -----------    -----------    ------------   ------------
    Operating income           2,239          1,460           6,644          4,092
Other expense (income):
    Interest expense           1,859          1,920           5,734          5,565
    Minority interest            101              3             296            (62)
    Other, net                   130           ( 21)            318            (89)
                         -----------    ------------   ------------   -------------
Income (loss) before
    income taxes                 149           (442)            296         (1,332)
Income taxes                      43              -             137              -
                         -----------    -----------    ------------   ------------
Net income (loss)           $    106       $   (442)      $     159      $  (1,322)
                            ========       =========      =========      ==========

Earnings per common
    share:

    Basic                   $    0.07      $   (0.29)     $    0.11      $   (0.88)
                            =========      ==========     =========      ==========

    Diluted                 $    0.02      $   (0.29)     $   (0.02)     $   (0.88)
                            =========      ==========     ==========     ==========
Weighted average common
    shares outstanding
    (000's)                    1,510          1,510           1,510          1,510
                         ===========    ===========    ============   ============
Weighted average common
    and common
    equivalent shares
    outstanding (000's)        2,150          1,510           1,510          1,510
                         ===========    ===========    ============   ============

See Notes to Unaudited Consolidated Financial Statements

                       CPT HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                     ($000's)

                                                       March 31,     June 30,
ASSETS                                                    1998         1997
------                                                    ----         ----

Current assets:
     Cash and cash equivalents                        $      441   $       61
     Receivables - net of allowances                       9,216        9,471
     Inventories                                          12,098        9,876
     Other current assets                                    780          348
                                                      ----------   ----------

     Total current assets                                 22,535       19,756

Property, plant and equipment - net                       41,622       43,749
Deferred financing costs, net                              1,629        1,952
Goodwill                                                   1,296        1,365
Other assets                                                 348          348
                                                      ----------   ----------

     Total assets                                     $   67,430   $   67,170
                                                      ==========   ==========

LIABILITIES & SHAREHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                 $   10,856   $    9,562
     Accrued expenses                                      6,615        5,581
     Due to affiliates                                         1          165
     Current portion of long-term debt                     4,174        3,378
                                                      ----------   ----------

     Total current liabilities                            21,646       18,686

Long-term debt                                            53,800       56,955
Other long-term obligations                                  840          840

Minority interest                                          2,623        2,327

Shareholders' deficit:
     Common stock authorized 30,000,000 shares of
        $.05 par value each, 1,510,084 shares issued          76           76
        and outstanding
     Additional paid in capital                            5,737        5,737
     Accumulated deficit                                 (17,292)     (17,451)
                                                      -----------  -----------

     Total shareholders' deficit                         (11,479)     (11,638)
                                                      -----------  -----------

     Total liabilities and shareholders' deficit      $   67,430   $   67,170
                                                      ==========   ==========

See Notes to Unaudited Consolidated Financial Statements

                                 CPT HOLDINGS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                             ($000's)

                                                       Three Months Ended      Nine Months Ended
                                                              March 31,           March 31,

                                                          1998       1997       1998      1997
                                                          ----       ----       ----      ----
Cash flows from operating activities:
   Net income (loss) ...............................   $   106    $  (442)   $   159    $(1,322)
   Adjustments to reconcile net income (loss) to net
      cash provided (used) by operations:
      Minority interest in earnings
         (loss) of subsidiaries ....................       101          3        296        (62)
      Depreciation and amortization ................     1,110      1,082      3,314      3,032
      Capitalized interest .........................         -          -          -       (130)
   Changes in working capital:
      (Increase) decrease in receivables ...........    (2,199)    (2,432)       255       (236)
      (Increase) decrease in inventories ...........    (1,208)    (1,083)    (2,222)       125
      (Increase) decrease in other current assets ..      (390)        19       (433)        70
      Increase in accounts payable and
         accrued expenses ..........................     2,766      1,662      2,164      1,338
                                                       -------    -------    -------    -------
      Net cash provided (used) by
         operating activities ......................       286     (1,191)     3,533      2,815
                                                       -------    -------    -------    -------
Cash flows from investing activities:
      Capital expenditures .........................      (247)      (361)      (689)    (3,332)
      Decrease in other assets .....................         -        235          -        279
                                                       -------    -------    -------    -------
      Net cash used by investing activities ........      (247)      (126)      (689)    (3,053)
                                                       -------    -------    -------    -------
Cash flows from financing activities:
      Repayment on long-term obligations ...........      (823)      (726)    (2,412)    (2,095)
      Net borrowings (repayments) under
         revolving credit facility .................       965      1,914        (52)       653
      Borrowings under unsecured line of credit ....         -          -          -         34
      Borrowings under senior term loan ............         -          -          -      1,000
      Borrowings from state development loans ......         -          -          -        500
                                                       -------    -------    -------    -------
      Net cash provided (used) by
         financing activities ......................       142      1,188     (2,464)        92
                                                       -------    -------    -------    -------
Net increase (decrease) in cash and cash
         equivalents ...............................       181       (129)       380       (146)
Cash and cash equivalents:
      Beginning of period ..........................       260        157         61        174
                                                       -------    -------    -------    -------
      End of period ................................   $   441    $    28    $   441    $    28
                                                       =======    =======    =======    =======
Supplemental data - cash paid during the period for:
      Interest, net of capitalized amounts .........     1,485    $ 1,557    $ 4,576    $ 4,586
                                                       =======    =======    =======    =======
      Income taxes .................................   $     -    $     -    $     -    $     -
                                                       =======    =======    =======    =======

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and do not include the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results for the year. Certain amounts included in the prior periods' financial statements have been reclassified to conform with the current periods' presentation. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.


2. Inventories

   Inventories consisted of the following (in $000's):

                                        March 31,    June 30,
                                           1998        1997
                                           ----        ----
   Raw materials                         $ 2,064      $1,954
   Finished goods                         10,034       7,922
                                         -------      ------
                                         $12,098      $9,876
                                         =======      ======

3. Long-Term Debt

   Long-term debt consisted of the following (in $000's):

                                                      March 31,     June 30,
                                                        1998          1997
                                                        ----          ----

   Senior term loan                                 $  17,838     $  20,108
   Subordinated term notes                             23,000        23,000
   Revolving loan facility                              9,198         9,251
   Fixed rate 13% debenture                             6,730         6,730
   Unsecured revolving credit facility                  1,000         1,000
   Deferred purchase money note                           475           475
   State loans                                            781           923
                                                    ---------     ---------
                                                       59,022        61,487

   Less current portion of long-term debt               4,174         3,378
   Less discounts on long-term debt                     1,048         1,154
                                                    ---------     ---------
      Total                                         $  53,800     $  56,955
                                                    =========     =========

   Effective April 1, 1998, Trinity Investment Corp. ("Trinity"), an affiliated company, issued waivers of demand for payment of interest for CPT under its fixed rate 13% debenture and its unsecured revolving credit facility, which was due on this date. The waiver extends the payment date to October 1, 1998.

4. Litigation, Contingencies and Commitments

   The Industrial and Allied Employees Union Local No. 73 Pension Plan (the "Plan") issued a claim for payment of withdrawal liability totaling approximately $870,000 under Section 4219 of ERISA against Hupp, CPT and all "controlled group members", as a result of Hupp's cessation of contributions to the Plan following the discontinuance of Hupp's business in October 1994. On July 10, 1996, the arbitrator sustained the Plan's claim of withdrawal liability against CPT. Pursuant to ERISA, CPT subsequently appealed the arbitration decision to the U.S. District Court for the Northern District of Ohio. As of March 31, 1998, CPT has made payments aggregating approximately $766,000 to the Plan and as of the same date, has fully accrued the amount of the outstanding claim less payments made through that date. On September 17, 1997, in response to CPT's appeal, the District Court vacated in part, and confirmed in part the arbitrator's award. In its final and appealable judgement, the District Court ruled in favor of the Plan in the amount of $62,696. The decision is now being appealed by the Plan. CPT has not recorded any gain contingency with respect to this litigation.

   J&L's workers compensation insurance program provides for self insurance with stop-loss protection. Under this arrangement, for the policy year November 1996-1997, J&L was required to issue a letter of credit in the name of the insurance company. At March 31, 1998, $1,000,000 was the maximum amount available under the letter of credit. J&L is financially responsible for the face value of this letter of credit. The face value of this letter of credit reduces the availability under the Revolving Line of Credit facility. For the policy year November, 1996-1997, J&L was required to maintain no other forms of collateral relating to its workers' compensation program. J&L is currently insured under a fixed cost, fully insured workers' compensation program.

   In 1995, J&L signed a contract for turn-key development, fabrication and installation of a new reheat furnace. Furnace startup took place in July 1996, with the entire project having a total cost of approximately $8.5 million. Of this amount, $7.1 million has been disbursed through March 31, 1998, and the remaining amount of $1.4 million representing the retention on the original project has not been paid and is recorded in accounts payable at March 31, 1998. J&L is currently in the process of arbitration with the furnace builder regarding the final payment as the Company believes performance testing results did not meet contract specifications. A determination of the likely outcome of the arbitration is unknown at this time.

   The Company is not a party to any additional litigation, commitments or contingent matters.

5.  Earnings Per Share

   In 1997, the Financial Accounting Standards Boards issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"). FAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the FAS 128 requirements.

   The following table sets forth the computation of basic and diluted earnings per common share (in $000's, except per share amounts):

                                       Three Months Ended   Nine Months Ended
                                           March 31,            March 31,
                                         1998      1997       1998      1997

                                         ----      ----       ----      ----
   Numerator:
   Net income (loss) ....................   $       106    $     (442)   $       159    $    (1,322)
   Dilution on earnings resulting
      from subsidiary warrants ..........           (63)         --             (183)          --
                                            -----------    ----------    -----------    -----------
   Net income (loss) available to
common shareholders .....................   $        43    $     (442)   $       (24)   $    (1,322)
                                            ===========    ==========    ===========    ===========
   Denominator:
   Denominator for basic earnings
      per share-weighted average
      shares ............................     1,510,084     1,510,084      1,510,084      1,510,084
   Effect of dilutive securities:
      Warrants ..........................       639,456             -              -              -
                                            -----------    ----------    -----------    -----------

   Denominator for diluted earnings
      per share-adjusted weighted-average
      shares and assumed conversion .....     2,149,540     1,510,084      1,510,084      1,510,084
                                            ===========    ==========    ===========    ===========
   Basic earnings per common share ......   $      0.07    $    (0.29)   $      0.11    $     (0.88)
                                            ===========    ==========    ===========    ===========

   Diluted earnings per common share ....   $      0.02    $    (0.29)   $     (0.02)   $     (0.88)
                                            ===========    ==========    ===========    ===========

On April 1, 1995, the Company issued warrants exercisable for 2,000,000 shares of the Company's common stock for a period of ten years from the date of issuance at $1 per share.

On February 1, 1996, the Company issued a warrant exercisable for 300,000 shares of the Company's common stock, for a period of ten years from the date of issuance at $4 per share. These warrants which could potentially dilute earnings per share in the future were not included in the diluted computation because the weighted average price per share for the three and nine months ended March 31, 1998 and 1997 did not exceed the exercise price.

ITEM 2: Management's Discussion and Analysis of Financial Condition And Results Of Operations

J&L is segmented into two distinct operating divisions, J&L Structural division ("J&L Structural") and Brighton Electric Steel Casting Company division ("Brighton"), as a result of significant differences in both customers and products. J&L Structural is also segmented into two separate divisions which includes the Ambridge division . This distinction is due mainly to separate labor contracts which exist among the employees of J&L Structural. The Ambridge division provides all finishing services required for J&L Structural products.


Results of Operations

Net Sales

Net sales for the three month and nine month periods ended March 31, were:

                           Three Months Ended            Nine Months Ended
                                March 31,                    March 31,
                           1998           1997          1998           1997
                           ----           ----          ----           ----
J&L Structural        $ 26,478,000   $ 21,631,000   $ 77,078,000  $ 66,314,000
Brighton                 1,892,000      1,524,000      4,870,000     4,621,000
                      ------------   ------------   ------------  ------------
Total                 $ 28,370,000   $ 23,155,000   $ 81,948,000  $ 70,935,000
                      ============   ============   ============  ============


Net sales for J&L Structural during 1998 increased in comparison to the prior year amounts primarily due to continued strength in the manufactured housing and general construction industries which together represent over 80% of J&L Structural's end markets. Overall tonnage shipped increased by 16.5% and 22.9% over the comparable three and nine month periods in the prior year, respectively.

Brighton's sales increase for the current three and nine month periods reflects strong sales to larger volume customers.

 Gross Margins

 Gross margins for the three month and nine month periods ended March 31, were:

                         Three Months Ended          Nine Months Ended
                             March 31,                   March 31,
                        1998          1997          1998          1997
                        ----          ----          ----          ----
J&L Structural          13.1%         12.5%         13.5%         11.5%
Brighton                34.4%         30.4%         28.6%         26.9%
                        -----         -----         -----         -----
Total                   14.5%         13.6%         14.4%         12.5%
                        =====         =====         =====         =====


Gross margins for J&L Structural improved during fiscal 1998 in comparison to the prior year due mainly to realization of productivity improvements resulting from more efficient operation of the new reheat furnace and sale of higher margin products, particularly for the construction market, offset partially by higher billet costs. During the comparable periods in fiscal 1997, margins were lower due to production inefficiencies resulting from required equipment improvements to the new reheat furnace which were completed during the second fiscal quarter, and to startup costs relating to the extended period of the equipment changeover process. Billet costs, which comprise approximately 70% of J&L Structural's manufacturing costs, have increased on average by approximately 5% and 2% for the three and nine month periods ended March 31, 1998, respectively, compared to the prior year.

Brighton's gross margins for the three and nine month periods improved significantly, primarily due to a shift in product mix towards higher margin products sold to large customers, and lower material costs.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased 10.8% and 8.7% for the three and nine months ended March 31, 1998, respectively over the comparable periods in the prior year. This increase was due to the hiring of an additional sales and technical representative who will focus on manufactured housing industry sales development, professional fees for information systems development efforts and mill improvement analysis, and legal costs associated with the ongoing arbitration with the furnace builder.

Other Income / Expense

Other income/expense in the current year reflects expenditures which resulted from professional costs incurred relating to a potential acquisition of a steel company.


Liquidity and Capital Resources

Cash flows from operations for the three months ended March 31,1998 and 1997 totaled $286,000 and $(1,191,000), respectively, while the nine months ended March 31, 1998 and 1997 totaled $3,533,000 and $2,815,000, respectively. The increase in cash flows for the three and nine month periods ending March 31, 1998 compared to the same periods in the prior year was attributed primarily to improved earnings from operations.

The Company's investing activities for the three and nine months ended March 31, 1998 reflect maintenance capital spending. Capital spending during the comparable periods in 1997, represented final expenditures associated with the new reheat furnace installation.

Financing activities for the three and nine months ended March 31, 1998 included scheduled repayments of $823,000 and $2,412,000, respectively, on the senior term loan and state loans. Additionally, net borrowings of $965,000 and repayments of $52,000 took place under the senior lender's revolving credit facility for the three and nine months ended March 31, 1998, respectively. Outstanding debt as of March 31, 1998 totaled $59,022,000 with related interest expense of $5,734,000 for the nine months ended March 31, 1998 representing an average borrowing rate approximating 12.9% over the period excluding the yield impact from amortization of deferred financing costs.

Cash and cash equivalents increased from $61,000 to $441,000 for the nine months ended March 31, 1998. Although the Company's total equity represents a deficit of approximately $11,479,000, this position is due largely to the poor performance of previously discontinued operations and a basis adjustment for the carried predecessor interest in the acquisition of J&L during fiscal 1995 totaling ($9,705,000). The Company's scheduled requirements for cash from operations during the next twelve months include approximately $4,174,000 of principal repayments under the senior term loan and various state loans and approximately $2,500,000 of estimated maintenance and new product development capital spending. Additionally, it is anticipated that the arbitration with the furnace builder, described in Note 4 herein, will be settled during calendar 1998. Management expects that cash flows from operations will continue to satisfy the Company's requirements to fund operating expenses, debt service and capital expenditures in the future.


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



PART II - OTHER INFORMATION

ITEM 1:   Legal Proceedings

   The Industrial and Allied Employees Union Local No. 73 Pension Plan (the "Plan") issued a claim for payment of withdrawal liability totaling approximately $870,000 under Section 4219 of ERISA against Hupp, CPT and all "controlled group members", as a result of Hupp's cessation of contributions to the Plan following the discontinuance of Hupp's business in October 1994. On July 10, 1996, the arbitrator sustained the Plan's claim of withdrawal liability against CPT. Pursuant to ERISA, CPT subsequently appealed the arbitration decision to the U.S. District Court for the Northern District of Ohio. As of March 31, 1998, CPT has made payments aggregating approximately $766,000 to the Plan and as of the same date, has fully accrued the amount of the outstanding claim less payments made through that date. On September 17, 1997, in response to CPT's appeal, the District Court vacated in part, and confirmed in part the arbitrator's award. In its final and appealable judgement, the District Court ruled in favor of the Plan in the amount of $62,696. The decision is now being appealed by the Plan. CPT has not recorded any gain contingency with respect to this litigation.

   In 1995, J&L signed a contract for turn-key development, fabrication and installation of a new reheat furnace. Furnace startup took place in July 1996, with the entire project having a total cost of approximately $8.5 million. Of this amount, $7.1 million has been disbursed through March 31,1998, and the remaining amount of $1.4 million representing the retention on the original project has not been paid and is recorded in accounts payable at December 31, 1997. J&L is currently in the process of arbitration with the furnace builder regarding the final payment as the Company believes performance testing results did not meet contract specifications. A determination of the likely outcome of the arbitration is unknown at this time.

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



                                                CPT HOLDINGS, INC.


      Dated:  May 15, 1998                      By:   /s/William L. Remley
                                                   -----------------------
                                                      William L. Remley,
                                                      President & Treasurer