Form 10-K
period 1998-06-30
CPT HOLDINGS INC
filed 1998-09-29
CIK 25360

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended: June 30, 1998

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 [No Fee Required]

                        Commission File Number 0-7462

                              CPT HOLDINGS, INC.
            (Exact name of registrant as specified in its charter)

               Minnesota                              41-0972129
       (State of Incorporation)           (IRS Employer identification No.)

       1430 Broadway, 13th Floor
          New York, New York                            10018
    (Address of principal executive                   (Zip code)
               offices)

      Registrant's telephone number, including area code: (212) 382-1313

         Securities registered pursuant to Section 12(b) of the Act:
                                     NONE

         Securities registered pursuant to Section 12(g) of the Act:
                                     NONE
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

As of August 31, 1998, the aggregate market value of shares of Common Stock of the registrant held by non-affiliates was approximately $989,185.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No ___

As of August 31, 1998, 1,510,084 shares of Common Stock were outstanding.

                                    PART I

ITEM 1.    BUSINESS

General

      CPT Holdings, Inc. ("CPT" or the "Company"), is a holding company which, through its indirect operating subsidiary, J&L Structural, Inc., a Delaware corporation ("J&L"), is a nationwide independent producer of high quality lightweight structural steel shapes, with a leading market share in the Northeast, Southeast and Mid-Atlantic regions. The Company's products are used primarily in the manufactured housing, tractor trailer, construction, shipbuilding and the oil field service and petrochemical industries. The Company competes effectively on the basis of product quality, customer service and price, in a number of niche markets characterized by few competitors. The Company operates a uniquely designed mill on 33 acres in Aliquippa, Pennsylvania which enables the Company to efficiently produce thin, lightweight profile structural steel shapes (primarily I-Beams). The Company, through the Brighton Electric Steel Casting Division of J&L ("Brighton"), also has a dominant market share in the domestic small piercer point market.

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

      J&L Structural's product lines are described below:

      JUNIOR(R) Beams are hot rolled lightweight steel beam sections produced by rolling heated steel billets through J&L Structural's fourteen stand rolling mill. These sections have been accepted by designers and engineers for over half a century as the lightest hot-rolled structurals in their size class. JUNIOR(R) Beams are available in 3 to 12.5 inch depths, ranging in weight from 2.9 to 12.5 pounds per foot. A total of fourteen weights of JUNIOR(R) Beams are currently available. JUNIOR(R) Beams are manufactured in a wide range of steel grades including conventional and high strength steels. Strict quality control at J&L Structural's mill assures a homogeneous product, uniform in mechanical and chemical properties and possessing dimensions within close rolling tolerance limits. JUNIOR(R) Beams have the strength, light weight and versatility to be used by makers of manufactured housing and truck trailers, industrial and commercial contractors and machinery builders. JUNIOR(R) Beams are primarily used by the manufactured housing industry as undercarriage structural support.

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

      Suppliers

      Steel billets, J&L Structural's primary raw materials, are purchased from several domestic mini-mills as well as from foreign sources and are delivered to J&L Structural's mill by barge, rail or truck. J&L Structural issues a billet quality standard which must be met by all suppliers. This standard includes specifications for billet chemistry, dimension and surface quality. Currently, J&L Structural purchases semifinished steel from two main suppliers and several alternate sources. The loss or reduction in capability of either of these main billet suppliers would require J&L Structural to rely more heavily on their other current sources of supply. Management maintains good relationships with all its suppliers and would not expect any significant impact on its financial statements or its ability to source an adequate supply of billets assuming a need to change its supplier mix.

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

      J&L Structural maintains a sales force of five salaried employees, two of whom are stationed in the field and three in Aliquippa. In addition, J&L engages a commissioned sales agent who handles sales opportunities in Mexico and the rest of Latin America, as well as a commissioned sales agent to handle certain domestic sales opportunities.

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

      Moreover, J&L Structural's location also enables it to utilize barge, rail and truck lines to transport both its raw materials and finished goods, thereby allowing it to be responsive to its customers. In July 1998 the Company began leasing warehouse space in Houston, Texas and is currently in the process of seeking an additional distribution facility in the Southeast in order to enhance its storage capacity. The additional storage capacity is expected to lower J&L Structural's freight costs, giving it the potential to achieve higher margins in that region.

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

      Employees

      As of August 31, 1998, J&L Structural employed a total of 274 employees. The United Steelworkers of America represents approximately 191 employees at J&L Structural (excluding the Ambridge division) under a labor agreement that expires in September 2000. The Ambridge division of J&L Structural and its 44 unionized employees are also represented by the United Steelworkers of America on a five-year labor agreement, expiring in October 1999. The Company believes that it has excellent relationships with both union locals. J&L Structural has never experienced a work stoppage, has experienced few employee grievances and has very little employee turnover.

      Backlog & Seasonality

      The backlog of unfilled orders for J&L Structural typically averages less than 60 days. This remains the case even in strong markets due to frequent product rollings and adequate finished inventory levels that allow J&L Structural's customers to work within short lead times. As of August 31, 1998, J&L Structural had open orders totaling $4,288,000. This compares with a backlog of $4,402,000 at the same date in 1997.

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

      The manufacturing process at Brighton begins with the production of a pattern. Brighton relies to a great extent on an outside pattern shop. Once a pattern is produced, a mold is manufactured at Brighton's facilities. Molten metal is then poured into the mold, allowed to cool and then "shaken" free of the mold to complete the finished product. From this step Brighton may heat the molded metal product in one of its annealing ovens after which it is machined to final tolerances.

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

      Marketing and Distribution

      Brighton has a dominant market share of the small piercer points business in the United States and excels in providing quality service and products. However, Brighton's customer base is limited. Essentially, the customer base consists of several major accounts that account for approximately 90% of Brighton's revenues. A major loss of one or more of its accounts or a significant reduction in demand by the steel industry would have an adverse impact on Brighton's profitability.

      Competition

      Brighton has limited competition in the small piercer point (1 to 250 pounds) market. Its main competition is Columbiana Foundry ("Columbiana") based in Columbiana, Ohio which produces a wide variety of castings, including piercer points. In the past, Columbiana has focused its efforts on producing larger piercer points.

      Employees

      As of August 31, 1998, Brighton employed a total of 20 employees. Most of Brighton's personnel are represented by the United Steelworkers of America under a contract that expires in December 2001. The Company considers its employee relations at Brighton to be good.

      Backlog & Seasonality

      Brighton typically ships products within 30 days of receipt of an order. Therefore, Brighton does not maintain a significant backlog of unshipped orders. As of August 31, 1998, Brighton had firm open orders totaling $567,000. This compares to a backlog of $450,000 at the same date in 1997. Brighton does not consider its business to be seasonal.

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

ITEM 2.    PROPERTIES

      CPT's principal executive offices are located at 1430 Broadway, 13th Floor, New York, New York. The New York offices are occupied under a subleasing arrangement on a month-to-month lease.

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

ITEM 3.    LEGAL PROCEEDINGS

      The Industrial and Allied Employees Union Local No. 73 Pension Plan (the "Plan") issued a claim for payment of withdrawal liability totaling approximately $870,000 under Section 4219 of ERISA against Hupp, CPT and all "controlled group members", as a result of Hupp's cessation of contributions to the Plan following the discontinuance of Hupp's business in October 1994. On July 10, 1996, the arbitrator sustained the Plan's claim of withdrawal liability against CPT. Pursuant to ERISA, CPT subsequently appealed the arbitration decision to the U.S. District Court for the Northern District of Ohio ("District Court"). As of August 31, 1997, CPT has made payments aggregating approximately $741,000 to the Plan and as of June 30, 1996, had fully accrued the amount of the outstanding claim less payments made through that date. On September 17, 1997, in response to CPT's appeal, the District Court vacated in part, and confirmed in part the arbitrator's award. In its final and appealable judgement, the District Court ruled in favor of the Plan in the amount of $62,696. As the decision is currently on appeal, CPT has not recorded any gain contingency.

      In 1995, J&L signed a contract for turn-key development, fabrication and installation of a new reheat furnace. Furnace startup took place in July 1996, with the entire project having a total cost of approximately $8.5 million. Of this amount, $7.1 million has been disbursed through June 30, 1998, and the remaining amount of $1.4 million representing the retention on the original project has not been paid and is recorded in accounts payable at June 30, 1998. J&L is currently in the process of arbitration with the furnace builder regarding the final payment as the Company believes performance testing results did not meet contract specifications. A determination of the likely outcome of the arbitration is unknown at this time.

     The Company is involved in various legal actions arising in the normal course of business. While it is not possible to determine with certainty the outcome of these matters, in the opinion of management, the eventual resolution of the claims and actions outstanding will not have a material adverse effect on the Company's financial position or operating results.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           NONE

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

                                   Fiscal 1998
                                                High      Low
     First Quarter (7/1-9/30/97)               $2.25    $1.00
     Second Quarter (10/1-12/31/97)             2.13     1.31
     Third Quarter (1/1-3/31/98)                1.69     1.38
     Fourth Quarter (4/1-6/30/98)               2.56     1.50

                                   Fiscal 1997
                                                High      Low
     First Quarter (7/1-9/30/96)               $3.75    $2.12
     Second Quarter (10/1-12/31/96)             3.00     0.75
     Third Quarter (1/1-3/31/97)                1.70     0.62
     Fourth Quarter (4/1-6/30/97)               1.25     0.94

      The quoted bid prices reflect inter-dealer prices without retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions. As of August 31, 1998, there were approximately 1,756 common stockholders.

      Dividend Policy

      CPT has not paid any cash dividends on its common stock within the last three fiscal years and has no plan to pay any dividends in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA

 Selected Income Statement Data as of and for the Years Ended June 30: (1)(2)
                       (in 000's except per share data)

                                  1998     1997      1996     1995      1994
                                  ----     ----      ----     ----      ----
Total net revenue               $110,830 $98,199   $101,011 $31,208    $5,785
Income (loss) from continuing
  operations after income taxes     558   (2,654)   (2,654)     410       232
Loss from operations
  of discontinued subsidiaries        -        -         -     (553)   (2,201)
Net gain (loss) on disposal of
  discontinued subsidiaries           -        -     2,220    2,129    (6,371)
Income (loss) before income
  taxes and extraordinary items     558   (2,654)      311    1,986    (8,340)
Gain on extraordinary item            -        -         -    3,527         -
Net income (loss)                   558   (2,654)      311    5,513    (8,340)

Earnings (loss) per share
  assuming full dilution:
From continuing operations       $ 0.10   $(1.76)   $(1.26)   $ .27      $.15

From discontinued operations         -         -      1.46     1.04     (5.67)
Extraordinary item                   -         -         -     2.34         -
                                   ----     ----      ----     ----      ----
Net earnings (loss) per share    $ 0.10   $(1.76)   $ 0.21   $ 3.65    $(5.52)
                                 ======   ======    ======   ======    ======
Fully-diluted common and
  common equivalent shares
  outstanding (000's)             2,243    1,510     1,510    1,510     1,510

Selected Balance Sheet Data(2):

Total current assets            $21,899  $19,756   $19,623  $19,951    $5,045
Total assets                     66,405   67,170    68,584   61,203     8,431
Current liabilities              21,058   18,686    15,709   16,041    11,857
Long-term obligations, net of
  current portion                53,571   57,255    59,288   52,339     2,500
Redeemable preferred stock            -        -         -        -       350
Common shareholders'
   deficit                      (11,080) (11,638)   (8,984)  (9,671)   (6,472)

      (1) As a result of the final discontinuance of operations for Hupp as of October 27, 1994, the consolidated statements of operations for fiscal years ended June 30, 1996, 1995, and 1994 have reflected the results of operations of Hupp as discontinued operations. In addition, certain secured and unsecured liabilities associated with the operations of Hupp have been treated as forgiven in the years ended June 30, 1996 and 1995 based on the outcome of certain bankruptcy proceedings and a secured party asset sale.
See Note 1 to the Consolidated Financial Statements.

     (2) On April 6, 1995, J&L, an indirect, majority-owned subsidiary of the Company, acquired the business and substantially all of the assets of JLS and TCI. The Acquisition was accounted for as a purchase and the results of operations for the acquired assets from the date of acquisition (April 6, 1995) through June 30, 1995, were included in the Company's consolidated statement of operations for the fiscal year ended June 30, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Significant Events

      The Company evaluates potential prospects for growth of its business from time to time, including through acquisitions of existing businesses. In April 1997, the Company announced a proposal to negotiate the acquisition of Steel of West Virginia, Inc. for $9.00 per share in cash, however, was unsuccessful in this endeavor. Costs incurred relating to this event totaled approximately $600,000.

      On October 27, 1994, due to continuing operating losses, Hupp's senior lender proceeded with a secured party sale of the assets of Hupp to an unrelated party. As a result, all operations of Hupp and its wholly-owned division DCM were discontinued shortly thereafter. The loss from the final discontinuation of operations has been reflected in the fiscal 1995 financial statements and results for the previous fiscal years ended June 30, 1994 and 1993 have been restated to show the discontinuation. In addition, on July 24, 1995, a final decree was issued by the Bankruptcy Court for the Northern District of Ohio closing the Chapter 11 case filed by Hupp prior to the Company's acquisition of Hupp. As a result, certain notes payable, unsecured creditor obligations and administrative claims relating to the Chapter 11 filing and totaling approximately $3,527,000 were forgiven. Certain other unsecured liabilities of Hupp which remained outstanding subsequent to the secured party sale of assets discussed above which totaled approximately $2,220,000, were written off during the year ended June 30, 1996. The $2,220,000 and $3,527,000 have been recorded in the Company's consolidated statement of operations as a gain from discontinued operations and an extraordinary item for the fiscal years ended June 30, 1996 and 1995, respectively.

      Results of Operations

      Net Sales

     The Company recorded net sales of $110,830,000 for the fiscal year 1998 which compares to net sales of $98,199,000 and $101,011,000 recorded for the years ended June 30, 1997 and 1996, respectively. For fiscal year 1998, $104,227,000 was attributable to the J&L Structural operations, while $6,603,000 was attributable to Brighton's operation. This compares to $92,144,000 and $94,609,000 for J&L and $6,055,000 and $6,402,000 for Brighton in fiscal years 1997 and 1996, respectively. The increase in net sales at J&L compared to the prior fiscal year was due primarily to the continuing growth of the manufactured housing segment of the Company's business as well as a significant increase in sales volume of steel service center products. Tonnage increases of approximately 9.1% and 4.0% during 1997 and 1996, respectively, were noted in the manufactured housing segment, while the construction and steel service center market showed increases of approximately 70.0% and 0% during 1997 and 1996, respectively. J&L experienced a slight volume decrease in the competitive highway safety system market, while sales volume in the truck trailer segment was relatively constant during 1998 compared to 1997, but fell 23.0% during 1997 compared to 1996 due to a reduction of inventories and a general consolidation of accounts. Brighton's net sales typically fluctuate around a narrow range dependent primarily on product mix of deliveries.

      The Company recorded net sales of $28,882,000 and $27,264,000 for the three-month periods ended June 30, 1998 and 1997, respectively. The three-month net sales for June 30, 1998 and 1997 are comprised of $27,149,000 and $1,733,000, and $25,830,000 and $1,434,000 for J&L Structural and Brighton,
respectively. Volume increases, primarily in shipments to customers in the manufactured housing and construction services industries accounted for the 5.1% increase in net sales between years.

      Gross Margins

      Gross margins as a percentage of net sales were 14.4%, 12.2%, and 12.9%, respectively for fiscal years 1998, 1997, and 1996. Gross margins for J&L Structural for fiscal 1998 were 13.7% while margins at Brighton during that period were 29.5%. These percentages compare to 11.2% and 27.7% for fiscal 1997 and 11.4% and 24.2% for fiscal 1996, respectively.

      At J&L Structural, productivity and yield issues encountered during fiscal year 1997 with the startup of a new reheat furnace did not allow the Company to realize many of the benefits that had been anticipated from this equipment. During fiscal year 1998, as these technical and operating issues were resolved, operating performance improved. Additionally, in fiscal year 1997, a charge totaling $767,000 was taken in the fourth quarter representing engineering and feasibility studies relating to the intended construction of a melt shop and caster, which would produce billets to be processed by J&L Structural. This non-recurring charge during fiscal 1997 had the effect of reducing margins at J&L Structural by 0.8% for that year. Additionally, during fiscal 1998, significant volume increases of 13% allowed the spread of production costs which helped improve product margin. The favorable effect of improved productivity and yield related to the reheat furnace as well as the increased sales volume during 1998 was somewhat offset by slightly higher billet costs from Company suppliers.

      Brighton margins improved significantly between fiscal 1998 and 1997, reflecting the sale of higher priced, higher margin items.

      Gross margins as a percentage of net sales for the three-month periods ended June 30, 1998 and 1997 were 13.2% and 31.8%, and 10.3% and 30.2% for J&L
Structural and Brighton, respectively. Quarterly comparison for J&L Structural reflect improved productivity and yield as well as slight volume improvement offset by higher billet costs and the fourth quarter 1997 non-recurring charge for deferred costs mentioned previously. Quarterly comparisons of Brighton's gross margins illustrates an improvement based on increased volume.

      Selling, General and Administrative Expenses

      Selling, general and administrative expenses totaled $7,278,000, $6,576,000 and $7,075,000 for the fiscal years 1998, 1997 and 1996, respectively. As a percentage of revenues, the amounts represented 6.6%, 6.7% and 7.0% of net revenues, respectively. Expenses in fiscal year 1998 included over $250,000 in legal and professional fees relating to arbitration issues in connection with the reheat furnace retention holdback discussed more fully in
Note 11 to the financial statements, and over $100,000 of costs related to a business system/computer study. Research and development costs included in general and administrative expenses totaled approximately $213,000, $230,000 and $0 for fiscal 1998, 1997 and 1996, respectively. During fiscal 1996, approximately $600,000 was expensed in general and administrative expenses related to additional accruals for the Hupp litigation with the pension plan sponsor discussed more fully in Note 11 to the financial statements.

      Interest Expense

     Interest expense totaled $7,624,000, $7,517,000 and $7,193,000 for the fiscal years 1998, 1997 and 1996, respectively. The increase in interest expense during fiscal 1998 and 1997 when compared to fiscal 1996 was due primarily to approximately $130,000 and $262,000 of incremental interest expense being capitalized during the construction phase of the new reheat furnace in 1997 and 1996, respectively, in addition to a slight increase in the prime lending rate during fiscal 1996.

      Other Income/Expense

      Expenses for fiscal 1998 and 1997 reflect expenditures incurred resulting from professional fees relating to the failed acquisition of a steel company. Expenses for fiscal 1996 reflect a charge of $828,000, related to the signing of a labor agreement with the local United Steelworkers of Americas union.

      Liquidity and Capital Resources

     The Company's cash flows from operating activities totaled $4,243,000, $4,646,000, and $1,866,000 for the fiscal years ended June 30, 1998, 1997, and
1996, respectively. The slight reduction in cash flows from operations during fiscal 1998 compared to fiscal 1997 resulted from higher earnings offset entirely by a buildup in inventory levels from the less than optimum levels which existed at the close of fiscal 1997. Lower cash flows from operations during fiscal 1996 compared to fiscal 1997 resulted mainly from a buildup of inventories in preparation of the startup of the new reheat furnace in July 1996.

     The Company's cash flows from investing activities totaled ($1,379,000), ($3,219,000) and ($9,973,000) for the fiscal years ended June 30, 1998, 1997 and
1996, respectively. Capital expenditures during fiscal 1998 were primarily maintenance and refurbishment spend. During fiscal 1996 & 1997, J&L completed the installation of a new reheat furnace, the total contracted cost of which was $8.5 million of which $7.1 million has been expended during these years. The remaining $1.4 million owed to the contractor under the terms of the contract represents a retention amount. Differences between the Company and the
contractor   relating  to  numerous   technical  and  operating  issues  on  the
construction and operation of the new furnace still remain unaddressed, and resolution of these issues will take place in binding arbitration. The timing for resolution and final determination of the portion of the $1.4 million, if any, which will be owed to the contractor is unknown at this time. The balance of funds utilized for investing activities is primarily directed toward maintenance and refurbishment spending.

      The Company's cash flows from financing activities totaled ($2,886,000), ($1,540,000) and $7,309,000 for fiscal 1998, 1997 and 1996, respectively. Fiscal
1998 reflects net repayments under the Company's existing credit arrangements. During fiscal 1997 and 1996, the reheat furnace project was financed through borrowings from the senior lender capital expenditure facility, borrowings from state and county sources and from the excess availability that existed under the revolving credit facility. These credit advances were somewhat offset by approximately $2.1 million repayments of term debt.

     Cash and cash equivalents totaled $37,000, $61,000, and $174,000 as of June 30, 1998, 1997, and 1996, respectively. Although the Company's total equity represents a deficit of approximately $11,080,000, this position is due largely to the basis adjustment for the Company's leveraged acquisition of J&L Structural during fiscal 1995. Management believes that cash flow from operations will continue to satisfy the Company's requirements to fund operating expenses, debt service, and maintenance and refurbishment capital expenditures in the future.

      Forward Looking Statements

      This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that any forward-looking statements, including statements regarding the intent, belief, or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in forward-looking statements as a result of various factors including, but not limited to: (i) a significant downturn in manufactured housing construction and sales, (ii) significant negative pricing actions by competitors or (iii) billet costs may increase and J&L may not have the ability to pass such costs to customers.

      Recent Accounting Standards

     In June 1997, the FASB issued Statement of Financial Accounting Standards SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is not expected to have a material impact on the Company. The standard will be effective for the Company for the year ending June 30, 1999.

     In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. In accordance with SFAS No. 131, the Company will be required to make expanded disclosures relating to its products and markets. The standard will be effective for the Company for the year ending June 30, 1999.

     In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits, which standardizes the disclosure requirement for pensions and other post-retirement benefits. The implementation of SFAS No. 132 is not expected to have a material impact on the Company's financial statements. The standard will be effective for the Company for the year ending June 30, 1999.

     The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company's policies do not permit active trading of, or speculation in, derivative financial instruments. The Company's primary market risk exposure relates to interest rate risk. The Company manages its interest rate risk in order to balance its exposure between fixed and variable rates while attempting to minimize its interest costs.

      Year 2000 Disclosure

      The Company's management has begun a program to ensure the Company's computer systems, related business applications and production machinery are compliant for the year 2000. The Company has contracted with and believes that its year 2000 issues will be addressed by software system engineers. The system revisions will occur and be tested during the first half of fiscal 1999. Management believes that the risks of implementation are minimal as their consultants are quite familiar with the Company's systems and have performed systems modifications successfully in the past. The cost of these modifications should total less than $100,000.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

           INCLUDED IN ITEM 14

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           NONE

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The names, ages and positions of the directors and executive officers of CPT as of August 31, 1998 are as follows:

       Name                Age       Positions
       ----------------------------------------------------------------------

       Richard L. Kramer   49        Chairman of the Board, Director and
                                     Secretary of CPT

       William L. Remley   47        President, Treasurer and Director of
                                     CPT

       Richard C. Hoffman  50        Director of CPT

     Mr. Kramer has served as Chairman of the Board, a Director, and Secretary of the Company since January 3, 1992. Mr. Kramer is also Chairman and a director of Mentmore Holdings Corporation ("Mentmore"), Texfi Industries Inc., a textile and apparel manufacturing firm, Weldotron Corporation, a packaging equipment manufacturer, Orion Acquisition Corp. II, an investment company, MC Equities, Inc., an insurance holding company, Stellex Industries, Inc., an aerospace and machining manufacturing firm, Precise Holding Corporation, a full service, custom injection molder of precision plastic products, and Republic Properties Corporation, a private real estate development firm. Mr. Kramer is also Chairman of the Board, a Director, Vice President and Secretary for Trinity Investment Corp. ("Trinity"), Ascott Wing, Inc. ("Ascott") and Halton House Limited.

     Mr. Remley has served as a Director, President and Treasurer of CPT since January 3, 1992. Mr. Remley is also President, Chief Executive Officer and a director of Mentmore Holdings Corporation and Weldotron Corporation, a packaging equipment manufacturer, Vice-Chairman, Chief Executive Officer and a director of Texfi Industries, Inc. Mr. Remley is the Vice Chairman, Chief Executive Officer and a director of Stellex Industries, Inc., an aerospace and machining manufacturing firm. Mr. Remley is also a director of MC Equities, Inc., an insurance holding company, Orion Acquisition Corp. II, an investment company, Republic Properties Corporation, a private real estate development firm, Precise Holding Corporation, a full service custom injection molder of precision plastic products, and Sunderland Industrial Holdings Corporation.

      Mr. Hoffman is a licensed attorney who has served as General Counsel of the Company since January 1995 and Assistant Secretary since July 1995. He currently practices law as Richard C. Hoffman P.C. in Greenwich, Connecticut.

ITEM 11.   EXECUTIVE COMPENSATION

      The following table sets forth the compensation paid to Mr. William L. Remley for the fiscal years 1998, 1997 and 1996, as the only paid executive officer of the Company.

                                         Annual Compensation
                       --------------------------------------------------------
       Name and                         Salary         Bonus     Other Annual
  Principal Position       Year            ($)          ($)      Compensation
  ------------------       ----           ----          ---      ------------

         (a)                (b)           (c)           (d)           (e)

  William L. Remley        1998           -0-           -0-         $12,000
      President (1)

                           1997           -0-           -0-         $12,000

                           1996           -0-           -0-         $12,000

(1) Mr. Remley is an executive officer and director of Mentmore, which pursuant to a Management Agreement, provides the Company and its subsidiaries with general management, advisory, consulting and other services in exchange for an annual management fee. See Part III, Item 13 ("Certain Transactions.")

ITEM 12.  SECURITY  OWNERSHIP  OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT

     The distribution of shares of the Company's Common Stock to certain March 20, 1998, the Company filed an Application to Reopen Case with the United lasses of claimants under the Reorganization Plan has not been completed. On States Bankruptcy Court, District of Minnesota, Fourth Division (the "Bankruptcy Court"), which was granted by the Bankruptcy Court on March 27, 1998. On April 21, 1998, the Company filed a Motion for Authority to Make Final Distribution and Other Relief as is Necessary for the Consummation of the Plan, which was granted on May 13, 1998 pursuant to an order entered by the Bankruptcy Court (the "Distribution Order"). The Company is in the process of complying with the procedures set forth in the Distribution Order to effect a final distribution of shares of Common Stock under the Reorganization Plan. As of August 31, 1998 Norwest Bank Minnesota, N.A. ("Norwest") held 378,600 shares of Common Stock as the escrow agent of the shares of Common Stock to be distributed in the final distribution.

      The following table sets forth certain information, as of August 31, 1998, with respect to the beneficial ownership of Common Stock by each person who is known by the Company to own beneficially more than 5% of outstanding shares of CPT's Common Stock, by each director of CPT, and by all officers and directors as a group:
                                    Number of
                                     Shares
                                               Beneficially   Percent of
      Name                                       Owned (1)   Common Stock
      Richard L. Kramer (2)                         -0-           -0-
      William L. Remley (2)                         -0-           -0-
      Ascott Wing, Inc. (3)                       604,586       15.87%
      Trinity Investment Corp. (4)(5)           2,372,500       62.27%
      Halton House Limited (3)(5)(6)            2,977,086       78.14%
      The Halton Declaration of Trust
         (3)(5)(6)                              2,977,086       78.14%
      Bahamas Protectors Ltd., a Bahamian
         corporation (3)(5)(6)                  2,977,086       78.14%
      All Directors and Officers as a group(3
         persons including those named above)
         (4)(5)(7)                              2,977,086       78.14%

(1) The Persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by each of them, subject to community property laws, where applicable, and the information contained in other footnotes to the table.

(2) Messrs. Kramer and Remley are directors and executive officers of Ascott Wing, Inc. and Trinity Investment Corp. (See Notes 3, 4 and 5.) Messers. Kramer and Remley disclaim beneficial ownership of the Common Stock held of record by Ascott Wing and Trinity, and Warrants to purchase Common Stock held by Trinity.

(3) The principal offices of Ascott Wing are at 1430 Broadway, 13th Floor, New York, New York 10018. Halton House Limited, owns all of the outstanding stock of Ascott. Halton House Limited's principal offices are located at c/o Coutts and
Company (Bahamas) LTD., P.O. Box N7788, West Bay Street, Nassau, Bahamas. William L. Remley and Richard L. Kramer are directors and executive officers of Ascott Wing and Halton House Limited. The Halton Declaration of Trust ("Halton Trust") whose principal address is c/o Coutts and Company (Bahamas) LTD, P.O. Box N7788, West Bay Street, Nassau, Bahamas, is the majority owner of Halton House Limited. All powers with respect to investment voting securities beneficially owned by Halton Trust are exercisable by Bahamas Protectors Ltd., a Bahamian corporation, protector under the constituent documents of Halton Trust. Bahamas Protectors Ltd.'s business address is c/o Private Trust Corp., Charlotte House, Charlotte Street, Nassau, Bahamas.

(4) The principal offices of Trinity are at 1430 Broadway, 13th Floor, New York, New York 10018. Halton House Limited owns all of the outstanding stock of Trinity (see Note 2 above). William L. Remley and Richard L. Kramer are directors and executive officers of Trinity.

(5) Includes 2,300,000 shares that could be acquired upon exercise of two separate Warrants: one warrant representing a right to purchase 2,000,000 shares at an exercise price of $1.00 per share and one warrant representing a right to purchase 300,000 shares at an exercise price of $4.00 per share. (see Item 13).

(6) Includes shares owned by Ascott and shares subject to a Warrant owned by Trinity (see Note 4 above).

(7) Includes shares over which Mr. Remley and Mr. Kramer may be deemed to share voting and investment power (see Notes 3 and 4 above).

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

      Halton House Limited, a Bahamian Corporation, owns all of the outstanding capital stock of Trinity and Ascott Wing. Halton House Limited is a holding company with interests in investment and industrial/ manufacturing/technology companies. Richard L. Kramer is Chairman of the Board, a Director, Vice President and Secretary of Halton House Limited, and William L. Remley is a Director, President and Treasurer of Halton House Limited. Halton House Limited is owned beneficially by The Halton Declaration of Trust which is a trust created under the laws of the Bahamas. As of August 26, 1998, all powers with respect to investment or voting securities beneficially owned by The Halton Declaration of Trust are currently exercisable by Bahamas Protectors Ltd., a Bahamian corporation, protector under the constituent documents of The Halton Declaration of Trust.

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

      A management agreement exists between CPT and J&L whereby CPT or its designated affiliate provides executive management advisory services to J&L. The contract term of the agreement is for a period of six years through March, 2001 and is subject to being automatically renewed annually thereafter, unless terminated by either party to the agreement. Annual compensation to CPT under this agreement totals $600,000, which includes out-of-pocket expenses incurred by CPT of up to $150,000 annually. CPT exercised its right under the agreement to designate Mentmore Holdings Corporation ("Mentmore") as the management advisory service provider and as a result has assigned all fees to which CPT is entitled under this agreement to Mentmore. Management fee expense paid to Mentmore for each of the years ended June 30, 1998, 1997 and 1996 under this agreement totaled $600,000, respectively. Richard L. Kramer is Chairman of the Board, a Director and Secretary of Mentmore, and William L. Remley is a Director, President and Treasurer of Mentmore.




PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.     Documents to be filed as part of this Report.

      1. The following financial statements of the Company and the report of its independent auditors are filed herewith:
                                                           Page of this Report

      Independent Auditors' Report of Deloitte & Touche LLP.............18
      Financial Statements:
      Consolidated Balance Sheets as of June 30, 1998 and 1997..........19
      Consolidated Statements of Operations for the Years Ended
           June 30, 1998, 1997, 1996 ...................................20
      Consolidated Statements of Changes in Shareholders' Deficit
           for the Years Ended June 30, 1998, 1997, 1996................21
      Consolidated Statements of Cash Flows for the Years Ended
           June 30, 1998, 1997, 1996....................................22
      Notes to Consolidated Financial Statements........................24

      2. The following financial statement schedules of the Company are filed herewith:

                                                           Page of this Report

           Financial Statement Schedules
           I -  Condensed Financial Information of Registrant...........33
           II - Valuation and Qualifying Accounts.......................34

           Exhibit 27 - Financial Data Schedule.........................35

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

Dated: September 29, 1998               CPT HOLDINGS, INC.


                                        By:   /s/William L. Remley
                                              ----------------------------
                                              William L. Remley, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                        Date
---------                  -----                        ----

/s/ Richard L. Kramer      Chairman of the Board,       September 29, 1998
---------------------      Secretary and Director
Richard L. Kramer

/s/ William L. Remley      President, Treasurer and     September 29, 1998
---------------------      Director (Principal
William L. Remley          Executive, Accounting
                           and Financial Officer)

/s/ Richard C. Hoffman     Director                     September 29, 1998
----------------------
Richard C. Hoffman

INDEPENDENT AUDITORS' REPORT


Board of Directors
CPT Holdings, Inc. and Subsidiaries


We have audited the consolidated balance sheets of CPT Holdings, Inc. and Subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for each of the three years in the period ended June 30, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and the financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CPT Holdings, Inc. and Subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP


Pittsburgh, Pennsylvania
September 4, 1998

                     CPT HOLDINGS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            June 30, 1998 and 1997
                                   (000's)

ASSETS                                           1998        1997
------                                           ----        ----

Current assets:
    Cash and cash equivalents                 $     37     $    61
    Receivables, net                             8,946       9,471
    Inventories                                 12,722       9,876
    Deferred tax asset                               -         202
    Receivable from affiliate                       26           -
    Other current assets                           168         146
                                                   ---         ---

    Total current assets                        21,899      19,756

Property, plant and equipment, net              41,364      43,749
Goodwill, net of accumulated amortization of
       $612 and $518, respectively               1,271       1,365
Deferred financing costs, net of accumulated
       amortization of $1,390 and $960,
       respectively                              1,522       1,952
Other assets                                       349         348
                                                   ---         ---

    Total assets                             $  66,405   $  67,170
                                              =========   =========

LIABILITIES & SHAREHOLDERS' DEFICIT

Current liabilities:
    Current portion of long-term debt           $4,321      $3,378
    Accounts payable                            10,507       9,562
    Accrued liabilities                          6,230       5,581
    Payable to affiliate                             -         165
                                                 -----       -----

    Total current liabilities                   21,058      18,686

Long-term debt, net of current portion          53,371      56,955
Other long-term obligations                        200         300
Deferred tax liability                               -         540

Minority interest in consolidated
subsidiaries                                     2,856       2,327

Shareholders' deficit:
    Common stock-authorized 30,000,000
       shares of $.05 par value each;
       1,510,084 shares issued and
       outstanding                                  76          76
    Additional paid in-capital                   5,737       5,737
    Accumulated deficit                        (16,893)    (17,451)
                                               -------     -------

    Total shareholders' deficit                (11,080)    (11,638)
                                               --------    --------

    Total liabilities and shareholders'
       deficit                                $ 66,405    $ 67,170
                                              ========    ========

The accompanying notes are an integral part of these statements.

                       CPT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Years Ended June 30, 1998, 1997 and 1996
                        (000's Except Per Share Amounts)

                                                1998        1997       1996
Net sales                                       ----        ----       ----
Cost of sales                                  $110,830    $98,199   $101,011
                                                 94,869     86,247     88,016
    Gross profit                               --------   --------   --------
                                                 15,961     11,952     12,995
Selling, general and administrative
                                                  7,278      6,576      7,075
    Operating income                           --------   --------   --------
Other expense (income):                           8,683      5,376      5,920
    Interest expense
    Minority interest                             7,624      7,517      7,193
    Other, net                                      529       (244)       77
                                                    309        420        659
Income (loss) before income taxes              --------   --------   --------
Income taxes benefit (provision)                    221     (2,317)    (2,009)
                                                    337       (337)       100
Income (loss) from continuing operations       --------   ---------  --------
Discontinued operation:                             558     (2,654)    (1,909)
    Net gain on disposal of
    discontinued subsidiary                           -          -      2,220
                                               --------   --------   --------
Net income (loss)                                 $ 558    $(2,654)     $ 311
                                               ========   ========   ========
Earnings(loss) per common share:

    Basic                                       $  0.37    $ (1.76)   $  0.21
                                                =======    ========   =======
    Diluted                                     $  0.10    $ (1.76)   $  0.21
                                                =======    ========   =======
Weighted average common shares
outstanding (000's)                               1,510      1,510      1,510
                                               ========   ========   ========
Weighted average common and common
    equivalent shares outstanding
    (000's)                                       2,243      1,510      1,510
                                               ========   ========   ========

The accompanying notes are an integral part of these statements.

                     CPT HOLDINGS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
               For the Years Ended June 30, 1998, 1997 and 1996

                                    ($000's, Except Share Amounts)




                                                       Additional
                                  Common Stock           Paid-In    Accumulated
                               Shares      Amount        Capital      Deficit
                               ------      ------        -------      -------

Balance at June 30, 1995      1,510,084    $   76       $ 5,361   $   (15,108)

Fair value of warrants
issued with unsecured
line of credit agreement              -         -           376             -

Net income                            -         -             -           311
                                    ---       ---           ---           ---

Balance at June 30, 1996      1,510,084        76         5,737       (14,797)

Net loss                              -         -             -        (2,654)
                                    ---       ---           ---       -------

Balance at June 30, 1997      1,510,084        76         5,737       (17,451)

Net income                            -         -             -           558
                                    ---       ---           ---           ---

Balance at June 30, 1998      1,510,084  $     76       $5,737      $ (16,893)
                              =========  ========       ======      =========


The accompanying notes are an integral part of these statements

                     CPT HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Years Ended June 30, 1998, 1997 and 1996
                                   (000's)


                                                    1998       1997      1996
                                                    ----       ----      ----
Cash flows from operating activities:
Net income (loss)
      From continuing operations                   $  558   $(2,654)  $(1,909)
      From discontinued operations                      -         -     2,220
                                                    -----   -------   -------

                                                      558    (2,654)      311

Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
      Minority interest in earnings (loss) of
        subsidiaries                                  529      (244)       77
      Gain on discontinued operations                   -         -    (2,220)
      Depreciation and amortization                 4,431     4,107     3,333
      Deferred caster and melt shop charge              -       767         -
      Deferred taxes                                 (337)      337         -
      Changes in current assets and liabilities:
            Decrease (increase) in accounts
            receivable                                525      (965)    2,264
            (Increase) decrease in inventories     (2,846)      937    (2,804)
            (Increase) decrease in other current
            assets                                    (48)      (16)       70
            Increase in accounts payable and
            accrued liabilities                     1,594     2,210       881
            (Decrease) increase in other current
            liabilities                              (165)      165       (46)
                                                     ----       ---       ---
               Net cash provided by operating
                  activities                        4,241     4,646     1,866
                                                    -----     -----     -----
Cash flows from investing activities:
      Decrease (increase) in other non-current
      assets                                           (1)      279         -
      Capital expenditures                         (1,378)   (3,498)   (9,973)
                                                   ------    ------    ------

                  Net cash used in investing
                  activities                       (1,379)   (3,219)   (9,973)
                                                   ------    ------    ------


                                 (CONTINUED)

                     CPT HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
               For the Years Ended June 30, 1998, 1997 and 1996
                                   (000's)

                                                1998       1997       1996
                                                ----       ----       ----
Cash flows from financing activities:

Proceeds from issuance of long-term debt     $      -     $1,000     $2,000
Net borrowings (repayments) under Revolving
  Credit Facility                                 592       (621)     6,659
Borrowings under state/local loans                  -      1,000          -
Repayments of state/local loans                     -        (78)         -
Borrowings under unsecured line of credit           -         34        966
Repayments of long-term debt                   (3,378)    (2,775)    (2,116)
Other                                            (100)      (100)      (200)
                                                 ----       ----       ----

Net cash (used) provided by financing
activities                                     (2,886)    (1,540)     7,309
                                               ------     ------      -----

Net decrease in cash and cash equivalents         (24)      (113)      (798)

Cash and cash equivalents:
   Beginning of year                               61        174        972
   End of year                                $    37     $   61      $ 174
                                              -------     ------      -----


Supplemental Data - Cash paid during the
    year for:
    Interest, net of capitalized amounts     $   6,036  $    6,268 $  7,565
                                             ---------  ---------- --------
    Income taxes                             $       -  $        - $    169

                                             ---------  ---------- --------

The accompanying notes are an integral part of these statements.

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

i.     Research and Development

      All product development costs are expensed as incurred. For the years ended June 30, 1998, 1997 and 1996, these amounts were approximately $219,000, $230,000 and $54,000, respectively.

j.     Insurance

      J&L provides health insurance coverage to its employees under a self-insurance program that includes stop-loss coverage. Insurance expense is recognized based on estimated losses incurred under the program. Components of insurance expense include paid claims, incurred but not paid claims and estimated incurred but not reported claims.

k.     Income Taxes

     The Company accounts for income taxes utilizing the asset and liability method as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 109 - Accounting for Income Taxes. Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that such benefits will not be realized, based upon available evidence.

l.    Earnings Per Share

     In 1997, the Financial Accounting Standards Boards issued SFAS No. 128, Earnings Per Share ("FAS 128"). FAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the FAS 128 requirements.

     The following table sets forth the computation of basic and diluted earnings per common share (in 000's, except per share amounts):

                                                     Years Ended
                                                      June 30,
                                                     -----------

                                           1998          1997         1996
                                           ----          ----         ----
         Numerator:
         Income (loss) from
             continuing operations       $   558     $ (2,654)     $ (1,909)

         Dilution on earnings
             resulting from
             subsidiary warrants            (329)           -             -

         Gain from discontinued
             operations                        -            -         2,220
                                          -------     -------      --------
         Net income (loss) available
             to common shareholders      $   229       (2,654)     $    311

         Denominator:
         Denominator for basic
             earnings per
             share-weighted average
             shares                    1,510,084    1,510,084     1,510,084
         Effect of dilutive
             securities:
             Warrants                    732,573            -             -
                                         -------      -------      --------
         Denominator for diluted
             earnings per share-adjusted
             weighted-average shares
             and assumed conversion    2,242,657     1,510,084    1,510,084
                                       =========     =========    =========
           Basic earnings (loss) per
             common share before
             discontinued operations   $    0.37     $   (1.76)   $   (1.26)


           Basic earnings per common
             share from discontinued
             operations                        -             -         1.47
                                       ---------     ---------    ---------

           Basic earnings(loss) per
             common share              $    0.37     $   (1.76)   $    0.21
                                       =========     =========    =========
           Diluted earnings (loss)
             per common share before
             discontinued operations   $    0.10     $   (1.76)   $   (1.26)


         Diluted earnings per common
             share from discontinued
             operations                $       -             -         1.47
                                       ---------     ---------    ---------
         Diluted earnings (loss) per
             common share              $    0.10     $   (1.76)   $    0.21
                                       =========     =========    =========

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

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at June 30:

                                                      (000's)

                                                  1998        1997
                                                  ----        ----

       Trade receivables                         $8,940     $9,428
       Other                                        357        261
                                                 ------     ------
                                                  9,297      9,689

       Less allowance for doubtful accounts         211        151
       Less allowance for discounts and returns     140         67
                                                 ------     ------


             Accounts receivable, net            $8,946     $9,471
                                                 ======     ======

For the years ended June 30, 1998 and 1997, no customer accounted for more than 10% of the Company's net sales.

NOTE 4 - INVENTORIES

Inventories consisted of the following at June 30:

                                                      (000's)

                                                  1998        1997
                                                  ----        ----
           Raw materials                       $   3,401   $  1,954

           Finished goods                          9,321      7,922
                                                   -----      -----

                 Total                         $  12,722   $  9,876
                                               =========   ========



NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at June 30:

                                                       (000's)

                                                  1998         1997
                                                  ----         ----
               Land and land improvements     $    382     $    320
               Building                          2,126        1,972
               Machinery and equipment          46,751       46,285
               Furniture and fixtures              363          358
               Office equipment                    404          343
               Roll inventory                    1,766        1,320
               Construction-in-process             246           62
                                                   ---           --
                                                52,038       50,660
               Less accumulated
                depreciation                   (10,674)      (6,911)
                                                ------        -----
                Total                         $ 41,364     $ 43,749
                                              ========     ========

NOTE 6 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following at June 30:

                                                (000's)

                                           1998        1997
                                           ----        ----

       Salaries                          $2,043      $1,825
       Interest                           2,845       1,595
       Hupp pension contingency             129         179
       Other liabilities                  1,213       1,982
                                          -----       -----

             Total                       $6,230      $5,581
                                         ======      ======

NOTE 7 - LONG-TERM DEBT


Long-term debt consisted of the following at June 30:            (000's)              1998           1997
-----------------------------------------------------                                 ----           ----

Senior Term Loan,  $25,000,000  principal  amount,  interest at prime plus 2.0%, payable in monthly  installments,  beginning  August 1, 1995, with final payment due April 1, 2001, senior position collateralized by all the assets,  contracts,
real property and common stock of J&L.                                              $16,920        $20,108

Revolving Loan Facility,  $15,000,000  principal amount,  interest at prime plus
1.5%,  payable April 1, 2000, with a one-year  renewal  option,  senior position collateralized by all the assets,  contracts, and real property and common stock of J&L. Assets available as collateral,  trade accounts receivable,  amounts and
inventory values, totaled approximately $14,907,000 at June 30, 1998                  9,843          9,251

Subordinated Term Notes,  $23,000,000  principal  amount,  interest at the fixed rate of 13%,  payable  interest only  quarterly  beginning June 30, 1995 through
March 31, 2002 and then quarterly principal payments of $1,500,000 plus interest until due in June, 2005,  subordinated  position to the senior debt with respect to  collateralization  by all the assets,  contracts,  real  property and common stock of J&L.  The Notes have been  discounted  $153,000 at the date of issuance for  financial  statement  reporting  purposes  as a result  of the  fair  value
attributed to their related warrants (see Note 1).                                   23,000         23,000

Machinery  and  Equipment  Loan Fund (MELF)  loan,  $500,000  principal  amount, interest a fixed rate of 3%, payable  monthly  beginning  December 1, 1996, with final  payment  due  November  1,  2001,  subordinated  position  to senior  and subordinated debt with respect to collateralization by all assets, contracts and
real property of J&L.                                                                   342            438

Beaver County  Enterprise Zone and Development  Fund loans,  $250,000  principal amount each, interest at 3% and 4.125%  respectively,  payable monthly beginning
June 1, 1997, with final payment due May 1, 2001,  subordinated  position to the senior and subordinated  debt with respect to  collateralization  by all assets,
contracts and real property of J&L.                                                     391            485

Fixed rate 13% debenture agreement with a related investment company, $6,730,000 principal amount,  payable semi-annually interest only beginning October 1, 1995 and due December 2002, secured by the Company's stock held in JLH. The debenture has been  discounted  $840,000 at the date of issuance for  financial  statement reporting  purposes  as a result of the fair  value  attributed  to the  related
warrants (see below).                                                                 6,730          6,730

Deferred  purchase  money note payable to a related  holding  company,  interest fixed at 11%,  payable  annually  interest only beginning March 15, 1996 and due
December 2002.                                                                          475            475

Unsecured  line of  credit to  $1,000,000  with a  related  investment  company, bearing interest at 13% and payable with interest only  semi-annually  beginning
April 1, 1996 until due in March,  2002. The line of credit has been  discounted
$376,000 at the date of issuance for financial statement reporting purposes as a
result of the fair value attributed to the related warrants (see below).              1,000          1,000
                                                                                      =====          =====

                      Total                                                          58,701         61,487
                      Less-current maturities                                         4,321          3,378
                      Less-discounts on long term obligations                         1,009          1,154
                                                                                      -----          -----
                                          Long-term obligations, net               $ 53,371       $ 56,955
                                                                                   ========       ========

The following table sets forth the scheduled maturities of the long-term debt of the Company as of June 30:

                                          (000's)
                                          -------
                           1999         $   4,321
                           2000            14,532
                           2001             8,517
                           2002             1,625
                           2003             6,000
                           Thereafter      23,706
                                           ------
                                        $  58,701

J&L capitalized interest on the reheat furnace construction project in fiscal 1997 and 1996 totaling approximately $130,000 and $262,000, respectively.

Included within the $25,000,000 Senior Term Loan, above, the lender provided a Capital Expenditure Line of Credit in the principal amount of $3,000,000, which bears interest at the same rate as the Senior Term Loan. At June 30, 1998 and 1997, $3,000,000 had been borrowed against this facility and was outstanding. Borrowings made under this Line of Credit are payable in equal monthly installments beginning May 1, 1998 with the final payment to be made April 1, 2001.

Under the amended terms of the Revolving Loan, the Company used $1,500,000 of its credit availability to issue a Letter of Credit. Letters of Credit have been issued to an insurance company totaling $1,000,000 which collateralize the costs of certain insurance programs (see Note 11) and a new billet supplier totaling $500,000 which collateralizes the purchase of raw materials.

The Senior Term Loan, Revolving Loan Facility and the Subordinated Term Notes include certain provisions which, among other things, provide that J&L will maintain certain financial ratios, limit the amount of annual capital expenditures, maintain a minimum tangible net worth and limit the amount of shareholder distributions. As of June 30, 1998, J&L was in compliance with the provisions of its loan agreements,

The Company continues to remain unable to meet its debt service obligations under various related party obligations including its credit agreement and unsecured line of credit totaling $6,730,000 and $1,000,000 with accrued interest totaling $1,934,000 and $225,000, respectively, to Trinity Investment Corp., and a deferred purchase money note to Ascott Wing, Inc. totaling $475,000 plus accrued interest totaling $113,000 through June 30, 1998. Both Trinity Investment Corp. and Ascott Wing, Inc. have agreed to extend a previously issued waiver deferring any payments due under these obligations from July 1, 1998 to July 1, 1999.

The fair market value of J&L's fixed rate long-term debt on June 30, 1998, including current maturities, approximates its book value. The fair market value estimate was based on cash flow yield to maturity and comparing that amount to market quotations where possible. Management is not aware of any significant factors that would alter this estimate after that date.

NOTE 8 - INCOME TAXES

The (benefit) provision for income taxes consisted of the following:

                                                             (000's)
                                                             -------
                                                  1998       1997       1996
                                                  ----       ----       ----
Federal income tax benefit                     $     -     $    -    $  (100)
State deferred tax (benefit) provision            (337)       337          -
                                               -------     ------    -------
                Total                          $  (337)    $  337    $  (100)
                                               =======     ======    =======



The effective income tax rate on income (loss) from continuing operations differs from the statutory federal income tax rate for the fiscal years ended June 30, 1998, 1997, and 1996, as follows:

                                                           (000's)
                                                  1998      1997       1996
                                                  ----      ----       ----
Income tax (benefit) at U.S. Federal
      statutory rate of 34%                     $   75     $ (788)    $ (683)
Impact of change in State Tax Law                 (307)         -          -
State income taxes                                   -        337          -
Utilization of net operating loss
      carryforwards, changes in
      valuation allowance and other               (105)       788        583
                                                    --        ---        ---
Income tax charge (benefit)                     $ (337)    $  337      $(100)


Management has calculated its federal and state net operating loss carryforwards at June 30, 1998 to be approximately $100,377,000 and $10,169,000, respectively. Such losses can be carried forward and expire in varying amounts from June 30, 2008 to 2013.

Temporary differences between financial statement carrying amounts and tax bases of assets and liabilities at June 30, 1998 and 1997 were as follows:


                                                         1998         1997
                                                         ----         ----
Current deferred taxes:
  Accrued expenses                                 $  474,407       $   862,700
  Inventory                                           346,918           389,100
  Valuation allowance                                (821,325)       (1,049,334)
                                                     --------        ----------
  Net current deferred tax asset                   $        -       $   202,466
                                                     ========        ==========
Non-current deferred taxes:
  Property, plant and equipment and intangibles   $(4,434,523)      $(4,097,600)
  Net operating losses (federal and state)          35,110,977        34,237,700
  Other                                                87,307                 -
  Valuation allowance                             (30,763,761)      (30,679,749)
                                                  -----------       -----------
  Total non-current deferred tax liability        $         -       $  (539,649)
                                                  ===========        ==========




The Company reduced valuation allowances by approximately $337,000 during 1998 to reflect the effect of legislation enacted in 1998, which extended the carryforward period for state tax net operating losses. Management has recorded valuation allowances at June 30, 1998 and 1997 against deferred tax assets to the extent that their estimate of recovering these future deductions against future taxable income is less than likely.

NOTE 9 - CAPITAL STOCK

Warrants for 300,000 shares of Company common stock were issued to Trinity in conjunction with the unsecured line of credit agreement executed on February 1, 1996. The warrants are exercisable for a period of ten years at $4.00 per warrant.

Warrants for 2,000,000 shares of Company common stock were issued to Trinity in conjunction with an amended credit agreement executed on April 1, 1995. These warrants are exercisable for a period of ten years at $1.00 per warrant.

NOTE 10 - BENEFIT PLANS

J&L maintains a defined contribution (money purchase) plan for substantially all employees whereby J&L makes contributions, at designated rates, based on hours worked. All contributions required under the plan have been funded as of June 30, 1998, 1997 and 1996. Pension expense for the years ended June 30, 1998, 1997, and 1996 was approximately $584,000, $582,000 and $486,000, respectively.

J&L participates in the National Industrial Group Pension Plan (NIGPP) which is a multi-employer defined benefit pension plan covering all employees of Brighton's collective bargaining unit. All contributions required under the plan have been funded as of June 30, 1998, 1997 and 1996. A withdrawal from the plan would trigger an obligation to the plan for a portion of the unfunded benefit obligation. Pension expense for the years ended June 30, 1998, 1997 and 1996 was approximately $34,000, $40,000 and $40,000, respectively.

J&L provides a profit sharing plan for substantially all employees. The amount available for profit sharing is based on a return on sales formula using defined levels of pretax income. For those employees compensated under terms of collective bargaining agreements, distributions are calculated and paid quarterly. For other eligible employees, calculations and distributions are made at J&L's fiscal year end. Such amounts have been reflected as current liabilities in the accompanying consolidated balance sheets. Profit sharing expense for the years ended June 30, 1998, 1997 and 1996 was approximately $1,111,000, $764,000 and $1,238,000, respectively.

J&L also maintains separate 401(k) or salary deferral plans for substantially all of its employees. Participation in these plans is based on hours of service. Both plans provide for employee contributions up to 20% of wages subject to certain adjustments. The plan associated with the collective bargaining agreement provides for discretionary company contributions. For the years ended June 30, 1998, 1997 and 1996, no employer contributions had been made.

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

NOTE 11 - LITIGATION, COMMITMENTS AND CONTINGENCIES

The Industrial and Allied Employees Union Local No. 73 Pension Plan (the "Plan") issued a claim for payment of withdrawal liability totaling approximately $870,000 under Section 4219 of ERISA against Hupp, CPT and all "controlled group members", as a result of Hupp's cessation of contributions to the Plan following the discontinuance of Hupp's business in October 1994. On July 10, 1996, the arbitrator sustained the Plan's claim of withdrawal liability against CPT. Pursuant to ERISA, CPT subsequently appealed the arbitration decision to the U.S. District Court for the Northern District of Ohio. As of August 31, 1998, CPT has made payments aggregating approximately $741,000 to the Plan and as of June 30, 1998, has fully accrued the amount of the outstanding claim less payments made through that date. On September 17, 1997, in response to CPT's appeal, the District Court vacated in part, and confirmed in part the arbitrator's award. In its final and appealable judgement, the District Court ruled in favor of the plan in the amount of $62,696. As the decision is currently on appeal, CPT has not recorded any gain contingency.

J&L's former workers compensation insurance program provided for self-insurance with stop-loss protection. Under this arrangement, for the policy year November 1996-1997, J&L was required to issue a letter of credit in the name of the insurance company. The letter of credit called for quarterly step-ups in the amounts available for draw with the maximum aggregate amount of $1,000,000 being available after August 29, 1997. At June 30, 1998, $1,000,000 was the maximum amount available under the letter. J&L is financially responsible for the face value of this letter of credit. The face value of this letter of credit reduces the availability under the Revolving Line of Credit facility described in Note
7. For the policy year November, 1996-1997, J&L was required to maintain no other forms of collateral relating to its workers' compensation program. J&L is currently covered under a fixed cost, fully insured workers compensation program.

In 1995, J&L signed a contract for turnkey development, fabrication and installation of a new reheat furnace. Furnace startup took place in July 1996, with the entire project having a total cost of approximately $8.5 million. Of this amount, $7.1 million has been disbursed through June 30, 1998, and the remaining amount of $1.4 million representing the retention on the original project has not been paid and is shown in accounts payable on the Company's consolidated balance sheets at June 30, 1998 and 1997. J&L is currently in the process of arbitration with the furnace supplier regarding the final payment. A determination of the likely outcome of the arbitration is unknown at this time.

The Company is involved in various legal actions arising in the normal course of business. While it is not possible to determine with certainty the outcome of these matters, in the opinion of management, the eventual resolution of the claims and actions outstanding will not have a material adverse effect on the Company's financial position or operating results.

NOTE 12 - RELATED PARTY TRANSACTIONS

A management agreement exists between the Company and J&L whereby the Company or its designated affiliate provides executive management advisory services to J&L. The contract term of the agreement is for a period of six years through March 2001 and is subject to being automatically renewed annually thereafter, unless terminated by any party to the agreement. Annual amounts due to the Company under this agreement total $600,000, which includes out-of-pocket expenses incurred by the Company of up to $150,000 annually. The Company exercised its right under the agreement to designate Mentmore Holdings Corporation ("Mentmore") as the management advisory service provider and as a result has assigned all fees the Company is entitled to under this agreement to Mentmore. Management fee expense paid to Mentmore for each of the years ended June 30, 1998, 1997 and 1996 under this agreement totaled $600,000.

Richard L. Kramer is Chairman of the Board, a Director and Secretary of Mentmore. William L. Remley is a director and President of Mentmore. The Chairman of the Board of the Company is also the Chairman of the Board, a Director, Vice President and Secretary of Trinity and Ascott Wing. The President and Treasurer of the Company is also a Director, President and Treasurer of Trinity and Ascott Wing, and a Trustee for The A.J. 1989 Trust. Various lending and stock purchase warrant agreements have been executed by the Company with Trinity (see Note 9). Various loans to the Company had been made by The A.J. 1989 Trust, and a Deferred Purchase Money Note exists in consideration for BESCC preferred stock redeemed on March 15, 1995.

Long-term employment contracts exist with three executives at J&L, formerly owners of JLS. These employment contracts extend for five-year periods each through March, 2000.

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

                                                  (000's)
                                       1998        1997        1996
                                       ----        ----        ----

Sales to unaffiliated customers:
BESCC/Brighton .................   $   6,603    $   6,055    $   6,402
J&L Structural .................     104,227       92,144       94,609
                                   ---------    ---------    ---------
Total ..........................   $ 110,830    $  98,199    $ 101,011
                                   =========    =========    =========

Depreciation and amortization:
CPT Holdings, Inc. .............   $     133    $     110    $      75
BESCC/Brighton .................         192          162          140
J&L Structural .................       4,107        3,835        3,118
                                   ---------    ---------    ---------
Total ..........................   $   4,432    $   4,107    $   3,333
                                   =========    =========    =========


Operating income:
CPT Holdings, Inc. .............   $    (259)   $    (302)   $  (1,227)
BESCC/Brighton .................       1,348        1,107          996
J&L Structural .................       7,649        4,764        6,151
Continuous Caster Corp. ........         (55)        (193)        --
                                   ---------    ---------    ---------
Total ..........................   $   8,683    $   5,376    $   5,920
                                   =========    =========    =========


Identifiable assets:
CPT Holdings, Inc. .............   $       3    $      21
BESCC/Brighton .................       4,811        3,847
J&L Structural .................      61,491       63,147
Continuous Caster Corp .........         100          155
                                   ---------    ---------
Total ..........................   $  66,405    $  67,170
                                   =========    =========


Capital expenditures:
BESCC/Brighton .................   $     211    $      85
J&L Structural .................       1,167        3,413
                                   ---------    ---------

Total ..........................   $   1,378    $   3,498
                                   =========    =========


BESCC/Brighton's revenue was generated from five customers that comprised 84%, 80% and 77% of its total revenue in 1998, 1997 and 1996, respectively.

                               CPT HOLDINGS, INC.
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                    June 30,
                                     (000's)
                                            1998       1997       1996
                                            ----       ----       ----
   Balance Sheets
   --------------
   Assets

   Cash and cash equivalents              $      2  $     18
   Prepaid expenses and other                    -       203
   EITF 88-16 basis adjustment              (9,705)   (9,705)
   Investment in subsidiary                  9,529     7,506
                                             -----     -----
   Total assets                           $   (174) $ (1,978)
                                          ========  ========



   Liabilities and Shareholders' Deficit

   Accrued liabilities                    $  3,185  $  2,079
   Due to subsidiaries                         152       200
   Long-term obligations                     7,321     7,188
   Common stock: authorized 30,000,000
     shares at $0.05 par value each,
     1,510,084 shares issued and
     outstanding                                76        76
   Additional paid-in capital                5,737     5,737
   EITF 88-16 basis adjustment              (9,705)   (9,705)
   Accumulated deficit                      (6,940)   (7,553)
                                            ------    ------

   Total shareholders' deficit             (10,832)  (11,445)
                                           -------   -------

   Total liabilities and shareholders'
   deficit                                $   (174)  $(1,978)
                                          ========   =======


   Statement of Cash Flows
   -----------------------

   Cash flows from operating activities   $   (140)   $ (370)   $(1,610)
   Cash flows from investing activities          -         -        299
   Cash flows from financing activities        124       297        966
                                               ---       ---        ---
   Decrease in cash and cash equivalent        (16)      (73)      (345)

   Cash and cash equivalents:
   Beginning of year                            18        91        436
                                                --        --        ---
   End of year                            $      2    $   18    $    91
                                          ========    ======    =======

   Statements of Earnings (Loss)
   -----------------------------

   Earnings (loss) in subsidiary         $   2,146    $ (992)   $   311
   Other income                                132        48         80
   Interest expense, net                    (1,406)   (1,215)    (1,073)
   Operating expenses                         (259)     (302)    (1,227)
                                              ----      ----     ------


   Net income (loss)                     $     613   $(2,461)   $(1,909)
                                         =========   =======    =======

                     CPT HOLDINGS, INC. AND SUBSIDIARIES
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the years ended June 30, 1998, 1997 and 1996
                                   (000's)

   Column A            Column B  Column C   Column D  Column E   Column F
   ----------------------------------------------------------------------------

   Description         Balance     Charges     Retirement    Other      Balance
                       at          to costs       (1)       charges      at end
                       beginning   & expenses                 add      of period
                       of                                   (deduct)
                       period
   ------------------------------  --------------------------------------------

   1998
   ----
     Allowance for
     Doubtful
     Accounts in
     Accounts
     Receivable          $151         $158         $98       $    -      $211
                         ====         ====         ===       ======      ====
   Allowance for
     Sales Discounts
     and Claims           $67         $567        $494       $    -      $140
                          ===         ====        ====       ======      ====
   1997
   ----
     Allowance for
     Doubtful
     Accounts in
     Accounts
     Receivable          $206         $ 60        $115       $    -      $151
                         ====         ====        ====       ======      ====
   Allowance for
     Sales Discounts
     and Claims          $101         $266        $300       $    -      $ 67
                         ====         ====        ====       ======      ====
   1996
   ----
     Allowance for
     Doubtful
     Accounts in
     Accounts
     Receivable          $244        $  76        $114       $    -      $206
                         ====        =====         ===       ======      ====
   Allowance for
     Sales Discounts
     and Claims          $ 84         $329        $312       $    -      $101
                         ====         ====        ====       ======      ====


(1) Represents write-offs of uncollectable accounts or realized sales discounts and claims.