Form 10-Q
period 1998-09-30
CPT HOLDINGS INC
filed 1998-11-16
CIK 25360

------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___



As of November 1, 1998 1,510,084 shares of Common Stock were issued and outstanding.

------------------------------------------------------------------------------

                        PART 1.  FINANCIAL INFORMATION

ITEM 1: Financial Statements

                      CPT HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                       ($000's Except Per Share Amounts)



                               Three Months Ended
                                   September,
                               1998          1997
                               ----          ----
Net sales                   $ 27,009       $ 28,147
Cost of sales                 23,567         23,868
                              ------         ------

    Gross profit               3,442          4,279
Selling, general and
    administrative             1,711          1,598
                               -----          -----

    Operating income           1,731          2,681
Other expense:
    Interest expense           1,867          1,920
    Minority interest             37            196
    Other, net                    67            104
                                  --            ---

Income (loss) before
    income taxes                (240)           461
Income taxes                       -              -
                               -----           ----
Net income (loss)           $   (240)      $    461
                            =========      ========

Earnings (loss) per common share:

    Basic                   $   (0.16)     $    0.30
                            ==========     =========

    Diluted                 $   (0.16)     $    0.15
                            ==========     =========
Weighted average common
    shares outstanding
    (000's)                     1,510          1,510
                           ==========      =========
Weighted average common
    and common
    equivalent shares
     outstanding (000's)        1,510          2,312
                          ===========    ===========



See Notes to Unaudited Consolidated Financial Statements

                      CPT HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                   ($000's)

                                                    September 30,    June 30,
ASSETS                                                    1998         1998
------                                                    ----         ----

Current assets:
     Cash and cash equivalents                        $       42   $       37
     Receivables - net of allowances                       8,375        8,946
     Inventories                                          12,432       12,722
     Receivable from affiliate                                 -           26
     Other current assets                                    209          168
                                                      ----------   ----------

     Total current assets                                 21,058       21,899

Property, plant and equipment - net                       40,784       41,364
Deferred financing costs, net of accumulated
     amortization of $1,498 and $1,390
     respectively.                                         1,414        1,522
Goodwill, net of accumulated amortization of
     $635 and $612, respectively.                          1,248        1,271
Other assets                                                 349          349
                                                      ----------   ----------

     Total assets                                     $   64,853   $   66,405
                                                      ==========   ==========

LIABILITIES & SHAREHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                 $    9,777   $   10,507
     Accrued expenses                                      5,718        6,230
     Due to affiliates                                        84            -
     Current portion of long-term debt                     4,409        4,321
                                                      ----------   ----------

     Total current liabilities                            19,988       21,058

Long-term debt                                            53,091       53,371
Other long-term obligations                                  200          200

Minority interest in consolidated subsidiaries             2,894        2,856

Shareholders' deficit:
     Common stock authorized 30,000,000 shares of
        $.05 par value each, 1,510,084 shares issued
        and outstanding                                       76           76
     Additional paid-in capital                            5,737        5,737
     Accumulated deficit                                 (17,133)     (16,893)
                                                      -----------  -----------

     Total shareholders' deficit                         (11,320)     (11,080)
                                                      -----------  -----------

     Total liabilities and shareholders' deficit      $   64,853   $   66,405
                                                      ==========   ==========

See Notes to Unaudited Consolidated Financial Statements

                      CPT HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                  ($000's)

                                           Three Months Ended
                                              September 30,
                                              1998      1997
                                              ----      ----
Cash flows from operating activities:
   Net income (loss)                       $   (240) $   461
   Adjustments to reconcile net income
     (loss) to net cash provided
      by operations:
      Minority interest in earnings
         (loss) of subsidiaries                  37      196
      Depreciation and amortization           1,110    1,096
   Changes in working capital:
      (Increase) decrease in receivables        597     (195)
      (Increase) decrease in inventories        290   (2,165)
      Increase in other current assets          (41)    (128)
      Decrease (increase) in accounts
         payable and accrued expenses        (1,158)   2,012

      Net cash provided by operating
         activities                             595    1,277
                                           --------  -------


Cash flows from investing activities:
      Capital expenditures                     (389)    (269)
      Decrease (increase) in other assets         -       (1)
                                           --------  --------
      Net cash used by investing
         activities                            (389)    (270)
                                           --------- --------


Cash flows from financing activities:
      Repayment on long-term obligations     (1,048)    (785)
      Net borrowings under revolving
      credit facility                           847      137

      Net cash used by financing activities    (201)    (648)
                                           ---------  -------


Net increase in cash and cash equivalents         5      359
Cash and cash equivalents:
      Beginning of period                        37       61
                                           --------  -------
      End of period                        $     42  $   420
                                           ========  =======
Supplemental data - cash paid during
   the period for:
      Interest                             $  1,472  $ 1,551
                                           ========  =======
      Income taxes                         $      -  $     -
                                           ========  =======








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

   The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and do not include the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results for the year. Certain amounts included in the prior periods' financial statements have been reclassified to conform with the current periods' presentation. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

2. Inventories

   Inventories consisted of the following (in $000's):

                                         September 30,     June 30,
                                             1998            1998
                                             ----            ----
   Raw materials                           $ 3,408         $ 3,401
   Finished goods                            9,024           9,321
                                          --------        ---------
                                           $12,432         $12,722

3. Long-Term Debt

   Long-term debt consisted of the following (in $000's):

                                                    September 30,   June 30,
                                                        1998          1998
                                                        ----          ----

   Senior term loan                                 $  15,920     $  16,920
   Subordinated term notes                             23,000        23,000
   Revolving loan facility                             10,689         9,843
   Fixed rate 13% debenture                             6,730         6,730
   Unsecured revolving credit facility                  1,000         1,000
   Deferred purchase money note                           475           475
   State loans                                            684           733
                                                    ---------     ---------
                                                       58,498        58,701

   Less current portion of long-term debt               4,409         4,321
   Less discounts on long-term debt                       998         1,009
                                                    ---------     ---------

      Total                                         $  53,091     $  53,371
                                                    =========     =========

   The Senior Term Loan, Revolving Loan Facility and the Subordinated Term Notes include certain provisions which, among other things, provide that J&L will maintain certain financial ratios, limit the amount of annual capital expenditures, maintain a minimum tangible net worth and limit the amount of shareholder distributions. As of September 30, 1998, J&L was not in compliance with its maintenance of operating cash flow to total debt service ratio at the level stipulated by the senior lender. J&L has requested and received a waiver from the senior lender for this loan covenant violation.

4. Litigation, Contingencies and Commitments

   The Industrial and Allied Employees Union Local No. 73 Pension Plan (the "Plan") issued a claim for payment of withdrawal liability totaling approximately $870,000 under Section 4219 of ERISA against Hupp, CPT and all "controlled group members", as a result of Hupp's cessation of contributions to the Plan following the discontinuance of Hupp's business in October 1994. On July 10, 1996, the arbitrator sustained the Plan's claim of withdrawal liability against CPT. Pursuant to ERISA, CPT subsequently appealed the arbitration decision to the U.S. District Court for the Northern District of Ohio. As of September 30, 1998, CPT has made payments aggregating approximately $741,000 to the Plan and as of the same date, has fully accrued the amount of the outstanding claim less payments made through that date. On September 17, 1997, in response to CPT's appeal, the District Court vacated in part, and confirmed in part the arbitrator's award. In its final and appealable judgement, the District Court ruled in favor of the Plan in the amount of $62,696. As the decision is currently on appeal, CPT has not recorded any gain contingency.

   J&L's former workers compensation insurance program provided for self insurance with stop-loss protection. Under this arrangement, for the policy year November 1996-1997, J&L was required to issue a letter of credit in the name of the insurance company. The letter of credit called for quarterly step-ups in the amounts available for draw with the maximum aggregate amount of $1,000,000 being available under the letter. During the quarter ended September 30, 1998, the face value of the surety required in the form of the letter of credit was reevaluated and has been reduced to $750,000. J&L is financially responsible for the face value of this letter of credit, which reduces the availability under the Revolving Line of Credit facility. For the policy year November, 1996-1997, J&L was required to maintain no other forms of collateral relating to its workers' compensation program. J&L is currently covered under a fixed cost, fully insured workers' compensation program.

   In 1995, J&L signed a contract for turn-key development, fabrication and installation of a new reheat furnace. Furnace startup took place in July 1996, with the entire project having a total cost of approximately $8.5 million. Of this amount, $7.1 million has been disbursed through September 30, 1998, and the remaining amount of $1.4 million representing the retention on the original project has not been paid and is recorded in accounts payable at September 30, 1998. J&L is currently in the process of arbitration with the furnace builder regarding the final payment. A determination of the likely outcome of the arbitration is unknown at this time.

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

   The following table sets forth the computation of basic and diluted earnings per common share (in $000's, except per share amounts):

                                                    Three Months Ended
                                                        September 30,
                                                    1998            1997
                                                    ----            ----
           Numerator:
           Net income (loss)                      $(240)             $461
           Dilution on earnings resulting
              from subsidiary warrants                -              (122)
                                                  ------            -----
           Net income (loss) available to
              common shareholders                 $(240)             $339
                                                  ======             ====


           Denominator:
           Denominator for basic earnings
              per share-weighted average
              shares                          1,510,084         1,510,084
           Effect of dilutive securities:
              Warrants                                -           801,678
                                              ---------         ---------
           Denominator for diluted earnings
              per share-adjusted
              weighted-average
              shares and assumed conversion   1,510,084         2,312,762

           Basic earnings per common share     $  (0.16)           $ 0.30
                                               ========            ======


           Diluted earnings per common share   $  (0.16)         $   0.15
                                               ========          ========





   On April 1, 1995, the Company issued warrants exercisable for 2,000,000 shares of the Company's common stock for a period of ten years from the date of issuance at $1 per share.

   On February 1, 1996, the Company issued a warrant exercisable for 300,000 shares of the Company's common stock, for a period of ten years from the date of issuance at $4 per share. These warrants, which could potentially dilute earnings per share in the future, were not included in the diluted computation because the weighted average price per share for the three months ended September 30, 1998 and 1997 did not exceed the exercise price.

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


Results of Operations
---------------------

   Net Sales

   Net sales for the three month period ended September 30, were:

                                  Three Months Ended
                                     September 30,
                                    1998         1997
                                    ----         ----
          J&L Structural      $ 25,822,000    $ 26,907,000
          Brighton               1,187,000       1,240,000
                              ------------    ------------
          Total               $ 27,009,000    $ 28,147,000
                              ============    ============


   Net sales for J&L Structural decreased between periods reflecting reduced shipping levels. Sales tonnage shipments for the quarter ended September 30, 1998 were down 2,915 tons or 4.6% compared to the previous year. Highway safety and construction industry shipments were lower by 27.9% and 6.9%, respectively. Aggressive competitive pricing strategies have been introduced in the highway safety segment which are expected to be short lived. Construction industry spending, while still strong relative to a few years back, has flattened in comparison to last year. Tonnage in the Company's manufactured housing business, which accounted for over 63% of total revenues during the period, fell approximately 1.7% as a result of the entry of a market competitor. Shipments in the truck trailer segment increased 3.2% between periods in response to improvements in quality resulting in increased market share at a major customer. Average sales prices for the Company's products were flat between periods.


   Brighton's sales reduction reflects a general softening of the markets which the Company services. These market conditions are anticipated to continue into the near term.

Gross Margins
-------------


Gross margins for the three month period ended September 30, were:

                                      Three Months Ended
                                         September 30,
                                       1998         1997
                                       ----         ----
           J&L Structural              12.1%        15.7%
           Brighton                    25.9%        25.4%
                                       -----        -----
           Total                       12.7%        15.2%
                                       =====        =====


Gross margins for J&L declined significantly during the three months ended September 30, 1998 in comparison to the same period in the prior year. Increased spending in the operational areas combined with lower productivity (tons-per-hour) and yields were the most significant reasons for additional costs in the 1998 period. During 1998, the Company implemented a continous improvement program in conjunction with a plant management reorganization. Additional costs were incurred directly resulting from the implementation and startup of these programs which had a direct impact on the operational results in terms of productivity and yield. Tons per hour fell approximately 5.3% and yield decreased 0.4% in the quarter ended September 30, 1998 as compared to the same period in the previous year. Management expects to see evidence of improvement from the program intitiatives throughout the balance of the fiscal year. Billet costs, which comprise more than 65% of J&L Structural's direct manufacturing costs, were on average $4 per ton (1.6%) less in the 1998 quarter than in the previous year period.

Brighton's gross margins improved slightly from the prior period due mainly to a greater mix of sales in its more profitable hastalloy products and also due to lower raw material costs.

Selling, General and Administrative Expenses:
---------------------------------------------

Selling, general and administrative expenses increased by 7.1% over the comparable period in the prior year. This increase was due primarily to professional expenses related to a sales/marketing study, a management information systems upgrade and additional legal costs associated with the ongoing arbitration with the furnace builder.

Other Income / Expense
----------------------

Other expenses for the period ended September 1998 were comprised entirely of costs incurred in connection with the use of a search firm for personnel placement. Amounts expended in the 1997 period relate to the attempted acquisition of Steel of West Virginia.

Liquidity and Capital Resources

  Cash flows from operations for the three months ended September 30,1998 and 1997 totaled $595,000 and $1,277,000, respectively. The decrease in cash flows for the three month period ended September 30, 1998 compared to the same period in the prior year was attributed primarily to reduced profitability resulting from the productivity issues and professional consulting expenses discussed above.

  The Company's investing activities for the three months ended September 30, 1998 totaled $389,000, reflecting normal maintenance capital spending. Investing activities during the comparable period in 1997 also reflected normal maintenance capital spending.

  Financing activities for the three months ended September 30, 1998 included scheduled repayments of $1,048,000 against the senior term loan and $847,000 of borrowings under the revolving credit facility. Outstanding debt as of September 30, 1998 totaled $58,498,000 with related interest expense of $1,867,000 for the period then ended, representing an average borrowing rate approximating 12.1% over the period excluding the yield impact from amortization of deferred financing costs.

  Cash and cash equivalents increased from $37,000 to $42,000 the three months ended September 30, 1998. Although the Company's total equity represents a deficit of approximately $11,320,000, this position is due largely to the poor performance of previously discontinued operations and a basis adjustment for the carried predecessor interest in the acquisition of J&L during fiscal 1995 totaling ($9,705,000). The Company's scheduled requirements for cash from operations during the next twelve months include approximately $4,409,000 of principal repayments under the senior term loan and various state loans and approximately $1,600,000 of estimated maintenance and new product development capital spending. Additionally, it is anticipated that the arbitration with the furnace builder, described in Note 4 herein, will be settled during calendar 1999. Management expects that cash flows from operations will continue to satisfy the Company's requirements to fund necessary operating expenses, debt service and capital expenditures in the future.

Cautionary Statement on Forward-Looking Statements

  This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that any forward-looking statements, including statements regarding the intent, belief, or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to (i) a significant downturn in manufactured housing construction and sales and (ii) significant negative pricing actions by competitors.

Recent Accounting Standards

  In June of 1997, the FASB issued Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. On July 1, 1998 the Company adopted SFAS No. 130. The implementation of this standard had no impact on the Company's financial statements.

  In June of 1997, the FASB issued Statement of Financial Accounting Standards No. 131 Disclosures about Segments of an Enterprise and Related Information, which changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. In accordance with SFAS No. 131, the Company will be required to make expanded disclosures relating to its products and markets. The standard will be effective for the Company for the year ending June 30, 1999.

  In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132; Employer's Disclosure about Pensions and Other Post-retirement Benefits, which standardizes the disclosure requirements for pensions and other post-retirement benefits. The implementation of SFAS No. 132 is not expected to have an impact on the Company's financial statements. The standard will be effective for the Company for the year ending June 30, 1999.

  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Because of the Company's minimal use of derivatives, the Company does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company. The standard will be effective for the Company for the year ending June 30, 2000.

Year 2000 Date Conversion

  The Year 2000 problem concerns the inability of information systems to recognize properly and process date-sensitive information beyond January 1, 2000.

  During 1998, the Company initiated a comprehensive enterprise-wide analysis exercise to identify and to resolve Year 2000 related issues. The scope of the program includes the investigation of all company functions and products, including embedded systems in what are not traditionally considered information technology systems. The detection phase of the program is currently estimated to be 90 percent complete.

  The corrective action phase of the program will begin during the second fiscal quarter of 1999, and is anticipated to be completed during the fourth fiscal quarter of 1999. Upon completion, the Company will execute a testing program to assess its state of readiness. Also, J&L will assess the preparedness of critical suppliers for Year 2000 through a thorough inquiry process. Total cost at completion of the program is currently estimated to approximate $100,000. These costs will be expensed as incurred.

  While the Company expects to resolve all Year 2000 risks without material adverse impact on results of operations, liquidity or financial condition, there can be no assurances as to the ultimate success of the program. Uncertainties exist as to the Company's ability to detect all Year 2000 problems as well as its ability to achieve successful and timely resolution of all Year 2000 issues. Uncertainties also exist concerning the preparedness of the Company's critical suppliers to avoid Year 2000 related service and delivery interruptions.

  A "reasonably likely worst case" scenario of Year 2000 risks could include isolated performance problems with manufacturing or administrative systems at J&L, isolated interruption of deliveries from critical suppliers and product liability issues. The consequences of these issues may include increases in manufacturing and administrative costs until the problems are resolved, lost revenues, and lower cash receipts. However, the Company is unable to quantify the potential effect of these items on results of operations, liquidity or financial condition, should some or a combination of these events come to pass.

PART II - OTHER INFORMATION

ITEM 1:   Legal Proceedings

   The Industrial and Allied Employees Union Local No. 73 Pension Plan (the "Plan") issued a claim for payment of withdrawal liability totaling approximately $870,000 under Section 4219 of ERISA against Hupp, CPT and all "controlled group members", as a result of Hupp's cessation of contributions to the Plan following the discontinuance of Hupp's business in October 1994. On July 10, 1996, the arbitrator sustained the Plan's claim of withdrawal liability against CPT. Pursuant to ERISA, CPT subsequently appealed the arbitration decision to the U.S. District Court for the Northern District of Ohio. As of September 30, 1998, CPT has made payments aggregating approximately $741,000 to the Plan and as of the same date, has fully accrued the amount of the outstanding claim less payments made through that date. On September 17, 1997, in response to CPT's appeal, the District Court vacated in part, and confirmed in part the arbitrator's award. In its final and appealable judgement, the District Court ruled in favor of the Plan in the amount of $62,696. As the decision is currently on appeal, CPT has not recorded any gain contingency.

   In 1995, J&L signed a contract for turn-key development; fabrication and installation of a new reheat furnace. Furnace startup took place in July 1996, with the entire project having a total cost of approximately $8.5 million. Of this amount, $7.1 million has been disbursed through September 30, 1998, and the remaining amount of $1.4 million representing the retention on the original project has not been paid and is recorded in accounts payable at September 30, 1998. J&L is currently in the process of arbitration with the furnace builder regarding the final payment as the Company believes performance testing results did not meet contract specifications. A determination of the likely outcome of the arbitration is unknown at this time.

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

ITEM 2:  Changes in Securities

      None

ITEM 3:  Defaults Upon Senior Securities

The Senior Term Loan, Revolving Loan Facility and the Subordinated Term Notes include certain provisions which, among other things, provide that J&L will maintain certain financial ratios, limit the amount of annual capital expenditures, maintain a minimum tangible net worth and limit the amount of shareholder distributions. As of September 30, 1998, J&L was not in compliance with its maintenance of operating cash flow to total debt service ratio at a level stipulated by the senior lender. J&L has requested and received waivers from the senior lender for this loan covenant violation.

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


                                                CPT HOLDINGS, INC.
       Dated:  November 16, 1998
                                                By:   William L. Remley
                                                -----------------------
                                                      William L. Remley