Form 10-Q
period 1998-12-31
CPT HOLDINGS INC
filed 1999-02-16
CIK 25360

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 1998

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___



As of February 12, 1999 1,510,084 shares of Common Stock were issued and outstanding.

------------------------------------------------------------------------------

                          PART 1. FINANCIAL INFORMATION

ITEM 1: Financial Statements

                       CPT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        ($000's Except Per Share Amounts)



                                Three Months Ended             Six Months Ended
                                   December 31,                  December 31,
                               1998         1997            1998           1997
                               ----         ----            ----           ----

Net sales                $   23,996     $   25,431     $    51,005   $   53,578
Cost of sales                20,694         22,016          44,261       45,885
                         ----------     ----------     -----------   ----------
    Gross profit              3,302          3,415           6,744        7,693
Selling, general and
    administrative            1,783          1,690           3,565        3,288
                         ----------     ----------     -----------   ----------
    Operating income          1,519          1,725           3,179        4,405
Other (income) expense:
    Interest expense          1,860          1,955           3,727        3,875
    Minority interest             1             (1)             38          195
    Other expense, net            9             84               5          187
                         ----------     ----------     -----------   ----------
(Loss) income before
    income taxes               (351)          (313)           (591)         148

Income taxes                      -             94               -           94
                         ----------     ----------     -----------   ----------
Net (loss) income        $     (351)    $     (407)    $      (591)  $       54
                         ===========    ===========    ============  ==========

Basic earnings (loss)
    per common share     $    (0.23)    $    (0.27)    $     (0.39)  $     0.04
                         ============   ============   ============  ==========
Diluted earnings (loss)
    per common share     $    (0.23)    $    (0.27)    $     (0.39)  $    (0.04)
                         ============   ============   ============  ==========
Weighted average common
    and common
    equivalent shares
    outstanding (000's)       1,510          1,510           1,510        1,510
                         ===========    ============   ============  ==========


See Notes to Unaudited Consolidated Financial Statements

                       CPT HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                    ($000's)

                                                      December 31,     June 30,
ASSETS                                                    1998           1998
------                                                    ----           ----

Current assets:
     Cash and cash equivalents                        $       74   $       37
     Receivables - net of allowances                       5,766        8,946
     Inventories                                          10,568       12,722
     Receivable from affiliate                                 -           26
     Other current assets                                    273          168
                                                      ----------   ----------
     Total current assets                                 16,681       21,899

Property, plant and equipment - net                       40,201       41,364
Deferred financing costs, net of accumulated
   amortization of $1,605 and $1,390, respectively         1,307        1,522
Goodwill, net of accumulated amortization of $659
   and $612,  respectively                                 1,224        1,271
Other assets                                                 349          349
                                                      ----------   ----------

     Total assets                                     $   59,762   $   66,405
                                                      ==========   ==========

LIABILITIES & SHAREHOLDERS' DEFICIT
-----------------------------------

Current liabilities:
     Accounts payable                                 $    6,787   $   10,507
     Accrued expenses                                      6,111        6,230
     Due to affiliates                                       234            -
     Current portion of long-term debt                     4,500        4,321
                                                      ----------   ----------

     Total current liabilities                            17,632       21,058

Long-term debt                                            50,707       53,371
Other long-term obligations                                  200          200

Minority interest in consolidated subsidiaries             2,894        2,856

Shareholders' deficit:
     Common stock authorized 30,000,000 shares of
        $.05 par value each, 1,510,084 shares issued
        and outstanding                                       76           76
     Additional paid-in capital                            5,737        5,737
     Accumulated deficit                                 (17,484)     (16,893)
                                                      -----------  -----------

     Total shareholders' deficit                         (11,671)     (11,080)
                                                      -----------  -----------

     Total liabilities and shareholders' deficit      $   59,762   $   66,405
                                                      ==========   ==========

See Notes to Unaudited Consolidated Financial Statements

                       CPT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   ($000's)
                                                       Six Months Ended
                                                          December 31,
                                                        1998     1998
                                                        ----     ----
Cash flows from operating activities:
   Net (loss) income                                 $  (591)   $    54
   Adjustments to reconcile net (loss) income to net
      cash provided  by operations:
      Minority interest in earnings of subsidiaries       38        195
      Depreciation and amortization                    2,248      2,201
   Changes in working capital:
      Decrease in receivables                          3,180      2,455
      Decrease (increase) in inventories               2,154     (1,014)
      Increase in other current assets                  (105)       (42)
      Decrease in accounts payable and accrued
         expenses                                     (3,580)      (602)
                                                     --------   --------
      Net cash provided by operating activities        3,344      3,247
                                                     -------    -------

Cash flows from investing activities:
      Capital expenditures                              (774)      (442)
                                                     --------   --------
      Cash used in investing activities                 (774)      (442)
                                                     --------   --------

Cash flows from financing activities:
      Repayment on long-term obligations              (2,117)    (1,589)
      Net repayments under revolving credit
         facility                                       (416)    (1,017)
                                                     --------   --------
      Net cash used in financing activities           (2,533)    (2,606)
                                                     --------   --------
Net increase in cash and cash equivalents                 37        199
Cash and cash equivalents:
      Beginning of period                                 37         61
                                                     -------    -------
      End of period                                  $    74    $   260
                                                     =======    =======
Supplemental data - cash paid during the period for:
      Interest                                       $ 2,908    $ 3,124
                                                     =======    =======
      Income taxes                                   $     -    $     -
                                                     =======    =======

See Notes to Unaudited Consolidated Financial Statements

                               CPT HOLDINGS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation
     ---------------------

     The accompanying financial statements include the accounts of CPT Holdings, Inc. and its direct and indirect majority-owned subsidiaries (the "Company" or "CPT"), J&L Structural, Inc. ("J&L"), J&L Holdings Corp. ("JLH"), Continuous Caster Corporation ("CCC") and H. Industries, Inc. ("Hupp") All material intercompany transactions have been eliminated in consolidation.

     The Company's operations include two distinct business segments within its single indirect operating subsidiary, J&L: J&L Structural and Brighton. J&L Structural manufactures and fabricates lightweight structural steel shapes which are distributed principally to the manufactured housing, tractor trailer manufacturing, highway construction and ship building industries. Brighton designs, manufactures and sells steel piercer points which represent disposable tooling used in the production of seamless steel tubes used in the petrochemical industry. CCC is a majority-owned, indirect subsidiary, which holds title to 38 acres of undeveloped land adjacent to J&L in Aliquippa, Pennsylvania.

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


2. Inventories
   -----------

   Inventories consisted of the following (in $000's):

                                       December 31,     June 30,
                                           1998         1998
                                           ----         ----

   Raw materials                         $ 2,415      $  3,401
   Finished goods                          8,153         9,321
                                         -------      --------

   Total                                 $10,568      $ 12,722
                                         =======      ========

3. Long-Term Debt
   --------------

   Long-term debt consisted of the following (in $000's):

                                                    December 31,     June 30,
                                                         1998          1998
                                                         ----          ----

   Senior term loan                                 $  14,900      $  16,920
   Subordinated term notes                             23,000         23,000
   Revolving loan facility                              9,427          9,843
   Fixed rate 13% debenture                             6,730          6,730
   Unsecured revolving credit facility                  1,000          1,000
   Deferred purchase money note                           475            475
   State loans                                            636            733
                                                    ---------      ---------
                                                       56,168         58,701

   Less current portion of long-term debt               4,500          4,321
   Less discounts on long-term debt                       961          1,009
                                                    ---------      ---------

      Total                                         $  50,707      $  53,371
                                                    =========      =========

4. Litigation, Contingencies and Commitments
   -----------------------------------------

   The Industrial and Allied Employees Union Local No. 73 Pension Plan (the "Plan") issued a claim for payment of withdrawal liability totaling approximately $870,000 under Section 4219 of ERISA against Hupp, CPT and all "controlled group members", as a result of Hupp's cessation of contributions to the Plan following the discontinuance of Hupp's business in October 1994. On July 10, 1996, an arbitrator sustained the Plan's claim of withdrawal liability against CPT. Pursuant to ERISA, CPT subsequently appealed the arbitration decision to the U.S. District Court for the Northern District of Ohio. On September 17, 1997, in response to CPT's appeal, the District Court vacated in part, and confirmed in part the arbitrator's award. In its judgement, the District Court reduced the award in favor of the Plan from approximately $870,000 to $62,696. The Plan subsequently appealed the District Court's ruling to the United States Court of Appeals for the Sixth Circuit. On December 8, 1998, the Sixth Circuit reversed the decision of the District Court and reinstated the original arbitration award. On January 21, 1999, the Sixth Circuit denied CPT's petition for a rehearing, rendering the decision final. No future appeal has been or will be pursued by CPT. As of December 31, 1998, CPT has made payments aggregating approximately $741,000 to the Plan and has fully accrued the amount of the outstanding claim less payments made through that date.

   J&L's  former  workers  compensation  insurance  program  provides  for  self insurance with stop-loss protection. Under this arrangement to cover potential claims for the policy years 1993 to 1997, J&L was required to issue a letter of credit in the name of the insurance company. The letter of credit called for quarterly step-ups in the amounts available for draw with the maximum aggregate amount of $1,000,000 being available under the letter. During the six months ended December 31, 1998, the face value of the form of the letter of credit was reevaluated by the underwriter and has been reduced to $750,000. No other forms of collateral are maintained relating to the workers compensation program.

   J&L is financially responsible for the face value of this letter of credit. The face value of this letter of credit reduces the availability under the Revolving Line of Credit facility. Beginning with its policy in 1997 and through the present, J&L is insured under a fixed cost, fully insured workers' compensation program.

   In 1995, J&L signed a contract for turnkey development, fabrication and installation of a new reheat furnace. Furnace startup took place in July 1996, with the entire project having a total cost of approximately $8.5 million. Of this amount, $7.1 million has been disbursed through December 31, 1998, and the remaining amount of $1.4 million representing the retention on the original project has not been paid and remains recorded in accounts payable at December 31, 1998. J&L is currently in the process of arbitration with the furnace builder regarding the final payment as the Company believes performance testing results did not meet contract specifications. A determination of the likely outcome of the arbitration is unknown at this time.

   The Company is involved in various legal actions arising in the normal course of business. While it is not possible to determine with certainty the outcome of these matters, in the opinion of management, the eventual resolution of the claims and actions outstanding will not have a material adverse effect on the Company's financial position or operating results.

5. Earnings Per Share
   ------------------

   The following table sets forth the computation of basic and diluted earnings per common share (in $000's, except per share amounts):

                                        Three Months Ended   Six Months Ended
                                          December 31,          December 31,
                                         1998      1997       1998      1997
                                         ----      ----       ----      ----
Numerator:

Net (loss) income                     $ (351)    $ (407)   $  (591)   $    54

Dilution on earnings resulting from
      subsidiary warrants                  -          -          -       (121)
                                      -------    -------   -------    --------

Net loss available to common
      shareholders                    $ (351)    $ (407)   $  (591)   $   (67)
                                      =======    =======   ========   ========

Denominator:

Denominator for basic and diluted
      earnings per share-weighted
      average shares               1,510,084  1,510,084  1,510,084  1,510,084
                                   =========  =========  =========  =========

Basic earnings (loss) per common
      share                          $ (0.23)   $ (0.27)   $ (0.39)  $   0.04
                                     =======    =======    =======   ========


Diluted earnings (loss) per common
      share                          $ (0.23)   $ (0.27)   $ (0.39)  $  (0.04)
                                     =======    =======    =======   ========



On April 1, 1995, the Company issued 2,000,000 warrants for the Company's common stock, which are exercisable for a period of ten years from the date of issuance at $1 per warrant.

On February 1, 1996, the Company issued 300,000 warrants for the Company's common stock, which are exercisable for a period of ten years from the date of issuance at $4 per share. These warrants, which could potentially dilute earnings per share in the future, were not included in the diluted computation because they would be anti-dilutive.

ITEM 2: Management's Discussion and Analysis of Financial Condition And Results Of Operations

J&L Structural, Inc. ("J&L") is segmented into two distinct operating divisions, J&L Structural division ("J&L Structural") and Brighton Electric Steel Casting Company division ("Brighton"), as a result of significant differences in both customers and products. J&L Structural is also comprised of two separate divisions, the Aliquippa division, which consists of the major manufacturing facility, and the Ambridge division, which provides all finishing services required for J&L Structural products. The distinction between the divisions is also due to separate labor contracts among the employees.

Results of Operations
---------------------

Net Sales
---------

Net sales for the three month and six month periods ended December 31, were:

                       Three Months Ended              Six Months Ended
                          December 31,                   December 31,
                      1998             1997           1998           1997
                      ----             ----           ----           ----
J&L Structural      $23,187,000     $23,693,000   $49,009,000    $50,600,000
Brighton                809,000       1,738,000     1,996,000      2,978,000
                        -------       ---------     ---------      ---------
Total               $23,996,000     $25,431,000   $51,005,000    $53,578,000
                    ===========     ===========   ===========    ===========


Net sales for J&L Structural during 1998 decreased in comparison to the prior year amounts primarily due to reduced shipping levels. Overall shipped tonnage decreased by 1.5% and 3.2% over the comparable three and six month periods in the prior year, respectively. The reduction in tonnage shipped was primarily due to lower construction industry demand and increased competitive pricing due to recent increases in industry manufacturing capacity in certain popular Junior Beam (R) product sizes. While average sales price per ton decreased by less than 1%, recent reductions in billets costs coupled with increases in industry capacity could have an adverse effect on future revenues.

Brighton's sales reduction for the current quarter and six month period ended December 31, 1998 as compared to the comparable prior year periods reflects a reduction in demand for its core product, piercer points. The piercer points are primarily used in oil drilling and exploration industry activities which have been curtailed due to the current worldwide excess oil supply. These market conditions are anticipated to continue into the foreseeable future.

 Gross Margins
 -------------

 Gross margins for the three month and six month periods ended December 31, were:


                 Three Months Ended    Six Months Ended
                   December 31,          December 31,
                  1998     1997        1998      1997
                  ----     ----        ----      ----
J&L Structural    13.5%     12.6%     12.8%     13.7%
Brighton          22.5%     24.6%     24.5%     24.9%
                  -----     -----    ------     -----
Total             13.8%     13.4%     13.2%     14.4%
                  =====     =====    ======     =====

Gross margins for J&L Structural improved during the quarter ended December 31, 1998 in comparison to the comparable quarter in the prior year. Billet costs, which comprise approximately 65% of J&L Structural's manufacturing costs decreased by 9% per ton. The positive impact on gross margin from the decrease in billet costs was partially offset by increases in costs per labor hour and reduced yields in production runs.

Gross margin for J&L Structural decreased to 12.8% for the six months ended December 31, 1998 from 13.7% in the comparable period in the prior year. This decrease was driven by lower production run yields and increased costs from workforce training and replacement, as well as reorganization of the management in the mill operation. This decrease was partially offset by reduced billets costs which decreased by 5.5% per ton compared to the prior year.

Brighton's gross margins decreased in comparison to the prior year periods due to the sharp reduction in volume for reasons mentioned above.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses increased 5.5% and 8.4% for the three and six months ended December 31, 1998, respectively, over the comparable periods in the prior year. This increase was due to increased costs related to recruiting expenses, consulting fees incurred relating to a sales/marketing study, an MIS upgrade study, and legal costs associated with the ongoing arbitration with the furnace builder.

Other Income / Expense
----------------------

Other expenses during the six months ended December 31, 1997 were primarily comprised of professional costs relating to an attempted acquisition of Steel of West Virginia.

Liquidity and Capital Resources
-------------------------------

Cash flows from operations for the six months ended December 31, 1998 and 1997 totaled $3,343,000 and $3,247,000, respectively. The cash flows for the six month period ended December 31, 1998 were relatively stable as compared to the same period in the prior year. This was primarily due to a net loss during the six months ended December 31, 1998 of $591,000 offset by improved inventory management.

The Company's investing activities for the six months ended December 31, 1998 and 1997 primarily reflect maintenance capital spending.

Financing  activities  for the six  months  ended  December  31,  1998  included scheduled repayments of $2,117,000 on the senior term loan and state loans. Additionally, net repayments of $415,000 were made under the senior lender's revolving credit facility for the six months ended December 31, 1998. Outstanding debt as of December 31, 1998 totaled $59,442,000 (including $3,274,000 of unpaid interest on debt to affiliates.) Interest expense excluding the amortization of deferred financing costs aggregated $3,512,000 for the six months ended December 31, 1998 representing an average borrowing rate approximating 11.9%.

Cash and cash equivalents increased from $37,000 to $74,000 during the six months ended December 31, 1998. Although the Company's total equity represents a deficit of approximately $11,677,000, this position is due largely to the poor performance of previously discontinued operations and a basis adjustment for the carried predecessor interest in the acquisition of J&L during fiscal 1995 totaling ($9,705,000). The Company's scheduled requirements for cash from operations during the next twelve months include approximately $4,500,000 of principal repayments under the senior term loan and various state loans and approximately $1,900,000 of estimated maintenance and new product development capital spending.

Management expects that cash flows from operations will continue to satisfy the Company's requirements to fund operating expenses, debt service and capital expenditures in the future.

Recent Accounting Standards
---------------------------

In June of 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. On July 1, 1998 the Company adopted SFAS No. 130. The implementation of this standard had no impact on the Company's financial statements.

In June of 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. In accordance with SFAS No. 131, the Company will be required to make expanded disclosure relating to its products and markets. The standard is effective for the Company for the fiscal year ending June 30, 1999.

In February 1998, the FASB issued SFAS No. 132, Employer's Disclosure about Pensions and Other Post-retirement Benefits, which standardizes the disclosure requirements for pensions and other post-retirement benefits. The implementation of SFAS No.132 is not expected to have an impact on the Company's financial statements. The standard will be effective for the Company for the fiscal year ending June 30, 1999.

In  June  1998,  the  FASB  issued  SFAS  No.  133,  Accounting  for  Derivative
Instruments and Hedging Activities, which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Because of the Company's minimal use of derivatives, the Company does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company. The standard will be effective for the Company for the fiscal year ending June 30, 2000.

The Year 2000 Issue
-------------------

The Year 2000 problem concerns the inability of information systems to recognize properly and process date-sensitive information beyond January 1, 2000.

State of Readiness: During 1998, the Company initiated a comprehensive enterprise-wide analysis exercise to identify and to resolve Year 2000 related issues. The scope of the program includes the investigation of all Company functions and products, including embedded systems in what are not traditionally considered information technology systems. The detection phase of the program is currently estimated to be 90 percent complete. The corrective action phase of the program began during the second quarter of fiscal 1999, and is anticipated to be completed during the fourth quarter of fiscal 1999. Upon completion, the Company will execute a testing program to assess its state of readiness. Also, J&L is assessing the preparedness of critical suppliers for Year 2000 through a thorough inquiry process.

Costs To Address Year 2000 Issues: Total cost at completion of the program is currently estimated to approximate $100,000. These costs are being expensed as incurred.

Risks Associated With Year 2000 Issue: While the Company expects to resolve all Year 2000 risks without material adverse impact on results of operations, liquidity or financial condition, there can be no assurances as to the ultimate success of the program. Uncertainties exist as to the Company's ability to detect all Year 2000 problems as well as its ability to achieve successful and timely resolution of all Year 2000 issues. Uncertainties also exist concerning the preparedness of the Company's critical suppliers in order to avoid Year 2000 related service and delivery interruptions.

A "reasonably likely worst case" scenario of Year 2000 risks could include isolated performance problems with manufacturing or administrative systems at J&L, isolated interruption of deliveries from critical suppliers and product liability issues. The consequences of these issues may include increases in manufacturing and administrative costs until the problems are resolved, lost revenues, and lower cash receipts. However, the Company is unable to quantify the potential effect, which could be material, of these items on results of operations, liquidity or financial condition, should some or a combination of these events come to pass.

Cautionary Statement on Forward-Looking Statements
--------------------------------------------------

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


                           PART II - OTHER INFORMATION


ITEM 1: Legal Proceedings
-------------------------

   The Industrial and Allied Employees Union Local No. 73 Pension Plan (the "Plan") issued a claim for payment of withdrawal liability totaling approximately $870,000 under Section 4219 of ERISA against Hupp, CPT and all "controlled group members", as a result of Hupp's cessation of contributions to the Plan following the discontinuance of Hupp's business in October 1994. On July 10, 1996, an arbitrator sustained the Plan's claim of withdrawal liability against CPT. Pursuant to ERISA, CPT subsequently appealed the arbitration decision to the U.S. District Court for the Northern District of Ohio. On September 17, 1997, in response to CPT's appeal, the District Court vacated in part, and confirmed in part the arbitrator's award. In its judgement, the District Court reduced the award in favor of the Plan from approximately $870,000 to $62,696. The Plan subsequently appealed the District Court's ruling to the United States Court of Appeals for the Sixth Circuit. On December 8, 19998, the Sixth Circuit reversed the decision of the District Court and reinstated the original arbitration award. On January 21, 1999, the Sixth Circuit denied CPT's petition for a rehearing, rendering the decision final. No future appeal has been or will be pursued by CPT. As of December 31, 1998, CPT has made payments aggregating approximately $741,000 to the Plan and has fully accrued the amount of the outstanding claim less payments made through that date.

In 1995, J&L signed a contract for turnkey development, fabrication and installation of a new reheat furnace. Furnace startup took place in July 1996, with the entire project having a total cost of approximately $8.5 million. Of this amount, $7.1 million has been disbursed through December 31, 1998, and the remaining amount of $1.4 million representing the retention on the original project has not been paid and remains recorded in accounts payable at December 31, 1998. J&L is currently in the process of arbitration with the furnace builder regarding the final payment as the Company believes performance testing results did not meet contract specifications. A determination of the likely outcome of the arbitration is unknown at this time.

The Company is involved in various legal actions arising in the normal course of business. While it is not possible to determine with certainty the outcome of these matters, in the opinion of management, the eventual resolution of the claims and actions outstanding will not have a material adverse effect on the Company's financial position or operating results. The Company is not a party to any additional litigation, commitments or contingent matters. .

ITEM 2:      Changes in Securities
-------      ---------------------

      None


ITEM 3:  Defaults Upon Senior Securities
-------  -------------------------------

      None


ITEM 4:  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

      None


ITEM 5:  Other Information
-------  -----------------

      None


ITEM 6:  Exhibits and Reports on Form 8-K
-------  --------------------------------

      (a)   Exhibits:
            Exhibit 27:  Financial Data Schedule for Second Quarter 10-Q

      (b)   Reports on Form 8-K:  None

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CPT HOLDINGS.  INC.

              Dated: February 16, 1999        By:   /s/ William L. Remley
                                                    ------------------------
                                                    William L. Remley,
                                                    President & Treasurer

              Dated: February 16, 1999        By:   /s/ Richard L. Kramer
                                                    ------------------------
                                                    Richard L. Kramer,
                                                    Chairman of the Board,
                                                    Secretary and Director

              Dated: February 16, 1999        By:   /s/ Richard C. Hoffman
                                                    ------------------------
                                                    Richard C. Hoffman,
                                                    Director