Form 10-Q
period 1999-03-31
CPT HOLDINGS INC
filed 1999-05-17
CIK 25360

 ------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-7462

                               CPT HOLDINGS, INC.

             (Exact name of registrant as specified in its charter)


               Minnesota                                  41-0972129
       (State of Incorporation)             (I.R.S. Employer Identification No.)


      680 Fifth Avenue, 8th Floor
          New York, New York                                 10019
(Address of principal executive office)                   (Zip code)


       Registrant's telephone number, including area code: (212) 931-5260

              1430 Broadway, 13th Floor, New York, New York, 10018
              ----------------------------------------------------
                                 Former Address


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---


As of May 1, 1999 1,510,084 shares of Common Stock were issued and outstanding.

------------------------------------------------------------------------------

                         PART 1. FINANCIAL INFORMATION

ITEM 1:    Financial Statements

                      CPT HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (000's Except Per Share Amounts)



                                                     Three Months Ended                          Nine Months Ended
                                                          March 31,                                  March 31,
                                                1999                  1998                   1999                  1998
                                                ----                  ----                   ----                  ----
Net sales                                 $     24,972           $    28,370           $     75,977         $     81,948
Cost of sales                                   20,866                24,250                 65,127               70,135
                                          ------------           -----------           ------------         ------------
      Gross profit                               4,106                 4,120                 10,850               11,813
Selling, general and administrative              1,883                 1,881                  5,448                5,169
                                          ------------           -----------           ------------         ------------
Operating income                                 2,223                 2,239                  5,402                6,644
Other expense (income):
      Interest expense                           1,779                 1,859                  5,506                5,734
      Minority interest                            170                   101                    208                  296
      Other, net                                     5                   130                     10                  318
                                          ------------           -----------           ------------         ------------
Income (loss) before income taxes                  269                   149                   (322)                 296
Provision for income taxes                           -                    43                      -                  137
                                          ------------           -----------           ------------         ------------
Net income (loss)                         $        269           $       106           $       (322)        $        159
                                          ============           ===========           =============        ============

Earnings per common share:

      Basic                               $       0.18           $      0.07            $     (0.21)         $      0.11
                                          ============           ===========            ============         ===========

      Diluted                             $       0.09           $      0.02            $     (0.30)         $     (0.02)
                                          ============           ===========            ============         ============
Weighted average common shares
      outstanding                                1,510                 1,510                  1,510                1,510
                                          ============           ===========            ============         ===========
Weighted average common and common
      equivalent shares outstanding              1,510                 2,150                  1,510                1,510
                                          ============           ===========            ============         ===========



See Notes to Unaudited Consolidated Financial Statements

                      CPT HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                    ($000's)

                                                                                   March 31,           June 30,
ASSETS                                                                               1999                1998
------                                                                               ----                ----

Current assets:
       Cash and cash equivalents                                                 $       80          $       37
       Receivables - net of allowances                                                7,816               8,946
       Inventories                                                                   10,792              12,722
       Other current assets                                                             258                 194
                                                                                  ---------           ---------

       Total current assets                                                          18,946              21,899

Property, plant and equipment - net                                                  39,476              41,364
Deferred financing costs, net                                                         1,199               1,522
Goodwill                                                                              1,201               1,271
Other assets                                                                            348                 349
                                                                                  ---------          ----------

       Total assets                                                                 $61,170             $66,405
                                                                                    =======             =======

LIABILITIES & SHAREHOLDERS' DEFICIT

Current liabilities:
       Accounts payable                                                            $  9,070             $10,507
       Accrued expenses                                                               6,725               6,230
       Current portion of long-term debt                                              4,594               4,321
                                                                                  ---------           ---------

       Total current liabilities                                                     20,389              21,058

Long-term debt, net of current portion                                               48,919              53,371
Other long-term obligations                                                             200                 200

Minority interest in consolidated subsidiaries                                        3,064               2,856

Shareholders' deficit:
       Common stock authorized 30,000,000 shares of $.05 par value each,
           1,510,084 shares issued and outstanding                                       76                  76
       Additional paid-in capital                                                     5,737               5,737
       Accumulated deficit                                                          (17,215)            (16,893)
                                                                                   ---------           ---------

       Total shareholders' deficit                                                  (11,402)            (11,080)
                                                                                   ---------           ---------

       Total liabilities and shareholders' deficit                                  $61,170             $66,405
                                                                                    =======             =======

See Notes to Unaudited Consolidated Financial Statements

                      CPT HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                    ($000's)

                                                                                    Nine Months Ended
                                                                                        March 31,
                                                                                 1999                1998
                                                                                 ----                ----
Cash flows from operating activities:
     Net income (loss)                                                          $  (322)          $     159
                                                                                -------           ---------
     Adjustments to reconcile net income (loss) to net
         cash provided by operations:
         Minority interest in earnings of subsidiaries                              208                 296
         Depreciation and amortization                                            3,459               3,314
     Changes in working capital:
         Decrease in receivables                                                  1,130                 255
         (Increase) decrease in inventories                                       1,930              (2,222)
         Increase in other current assets                                           (64)               (433)
         Increase (decrease) in accounts payable and accrued expenses              (942)              2,164
                                                                                -------           ---------
         Net cash provided by operating activities                                5,399               3,533
                                                                                -------           ---------

Cash flows from investing activities:
         Capital expenditures                                                    (1,019)               (689)
                                                                                -------           ---------
         Net cash used by investing activities                                   (1,019)               (689)
                                                                                -------           ---------

Cash flows from financing activities:
         Repayment on long-term obligations                                      (3,208)             (2,412)
         Net repayments under revolving credit facility                          (1,129)                (52)
                                                                                -------           ---------
         Net cash used by financing activities                                   (4,337)             (2,464)
                                                                                -------           ---------
Net increase in cash and cash equivalents                                            43                 380
Cash and cash equivalents:
         Beginning of period                                                         37                  61
                                                                                -------           ---------
         End of period                                                          $    80           $    441
                                                                                =======           =========
Supplemental data - cash paid during the period for:
         Interest                                                               $ 4,235           $   4,576
                                                                                =======           =========
         Income taxes                                                           $     -           $       -
                                                                                =======           =========

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

     The Company's operations include two distinct business segments within its single indirect operating subsidiary, J&L: J&L Structural and Brighton. J&L Structural manufactures and fabricates lightweight structural steel shapes which are distributed principally to the manufactured housing, tractor trailer manufacturing, highway construction, service center and construction industries. Brighton designs, manufactures and sells steel piercer points which represent disposable tooling used in the production of seamless steel tubes used in the petrochemical industry. CCC is a majority-owned, indirect subsidiary which holds title to 38 acres of undeveloped land adjacent to J&L in Aliquippa, Pennsylvania.

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


2.   Inventories

     Inventories consisted of the following (in $000's):

                                          March 31,         June 30,
                                            1999              1998
                                            ----              ----
     Raw materials                       $  2,529          $  3,401
     Finished goods                         8,263             9,321
                                         --------          --------
                                         $ 10,792          $ 12,722
                                         ========          ========

3.   Long-Term Debt

     Long-term debt consisted of the following (in $000's):

                                                    March 31,        June 30,
                                                      1999             1998
                                               -------------    -------------
     Senior term loan                          $      13,859    $      16,920
     Subordinated term notes                          23,000           23,000
     Revolving loan facility                           8,784            9,843
     Fixed rate 13% debenture                          6,730            6,730
     Unsecured revolving credit facility               1,000            1,000
     Deferred purchase money note                        475              475
     State loans                                         586              733
                                               -------------    -------------
                                                      54,434           58,701

     Less current portion of long-term debt            4,594            4,321
     Less discounts on long-term debt                    921            1,009
                                               -------------    -------------

         Total                                 $      48,919    $      53,371
                                               =============    =============

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

     J&L's former workers' compensation insurance program provided for self insurance with stop-loss protection. Under this arrangement to cover potential claims relating to the policy years 1993 to 1997, J&L was required to issue a letter of credit in the name of the insurance company. The letter of credit called for quarterly step-ups in the amounts available for draw with the maximum aggregate amount of $1,000,000 being available under the letter. During the first quarter of fiscal 1999, the face value of the form of the letter of credit was reevaluated by the underwriter and has been reduced to $750,000. No other forms of collateral are maintained relating to the workers compensation program.

     J&L is financially responsible for the face value of this letter of credit. The face value of this letter of credit reduces the availability under the Revolving Line of Credit facility. Beginning with its policy in 1997 and through the present, J&L is insured under a fixed cost, fully insured workers' compensation program.

     In 1995, J&L signed a contract for turnkey development, fabrication, and installation of a new reheat furnace. Furnace startup took place in July 1996, with the entire project having a total cost of approximately $8.5 million. Of this amount, $7.1 million has been disbursed through March 31, 1999, and the remaining amount of $1.4 million representing the retention on the original project has not been paid and remains recorded in accounts payable. At March 31, 1999, J&L was in the process of arbitration with the furnace builder regarding the final payment as the Company believed performance testing results did not meet contract specifications. On April 20, 1999, the arbitrators found in favor of the furnace builder and made a net award to them of $1.1 million. The Company intends to pay the award during the fourth quarter of fiscal 1999.

     The Company is involved in various legal actions arising in the normal course of business. While it is not possible to determine with certainty the outcome of these matters, in the opinion of management, the eventual resolution of the claims and actions outstanding will not have a material adverse effect on the Company's financial position or operating results.

5.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per common share (in $000's, except per share amounts):

                                                            Three Months Ended               Nine Months Ended
                                                                 March 31,                       March 31,
                                                           1999             1998             1999            1998
                                                           ----             ----             ----            ----
     Numerator:
     Net income (loss)                                $         269    $      106      $      (322)   $        159
     Dilution on earnings resulting from subsidiary
         warrants                                              (129)          (63)            (129)           (183)
                                                      -------------    ----------      -----------    ------------
     Net income (loss) available to common
         shareholders                                 $         140    $       43      $      (451)  $         (24)
                                                      =============    ==========      ===========    ============

     Denominator:
     Denominator for basic earnings
         per share-weighted average shares                1,510,084     1,510,084        1,510,084       1,510,084
     Effect of dilutive securities:
         Warrants                                                 -       639,456                -               -
     Denominator for diluted earnings
         per share-adjusted weighted-average
         shares and assumed conversion                    1,510,084     2,149,540        1,510,084       1,510,084
                                                      =============    ==========      ===========    ============

     Basic earnings (loss) per common share           $        0.18    $     0.07      $     (0.21)   $       0.11
                                                      =============    ==========      ===========    ============

     Diluted earnings (loss) per common share         $        0.09    $     0.02      $     (0.30)   $      (0.02)
                                                      =============    ============    ===========    ============

On April 1, 1995, the Company issued warrants exercisable for 2,000,000 shares of the Company's common stock for a period of ten years from the date of issuance at $1 per share.

On February 1, 1996, the Company issued a warrant exercisable for 300,000 shares of the Company's common stock, for a period of ten years from the date of issuance at $4 per share. These warrants, which could potentially dilute earnings per share in the future, were not included in the diluted computation because the weighted average price per share for the three and nine months ended March 31, 1999 and 1998 did not exceed the exercise price.

ITEM 2:       Management's Discussion and Analysis of Financial
              Condition And Results Of Operations

CPT Holdings is a holding company with no independent operations outside of its operating company, J&L Structural, Inc. which operates in the steel industry through two segments, J&L Structural and Brighton Electric Steel Casting Company ("Brighton"). J&L Structural operates through two separate divisions which includes the Aliquippa division and the Ambridge division. This distinction is due mainly to separate labor contracts which exist among the employees of J&L Structural. The Ambridge division provides finishing services required for certain J&L Structural products which are produced at the Aliquippa division.

Results of Operations

Net Sales

Net sales for the three month and nine month periods ended March 31, were:

                                            Three Months Ended                          Nine Months Ended
                                                 March 31,                                  March 31,
                                         1999                 1998                 1999                  1998
                                         ----                 ----                 ----                  ----
J&L Structural                   $ 23,957,000          $ 26,478,000         $ 72,966,000         $ 77,078,000
Brighton                            1,015,000             1,892,000            3,011,000            4,870,000
                                 -------------         -------------        -------------        -------------
Total                            $ 24,972,000          $ 28,370,000         $ 75,977,000         $ 81,948,000
                                 ============          ============         ============         ============


Net sales for J&L Structural during 1999 decreased in comparison to the prior year amounts primarily due to reduced shipping levels throughout the year and reductions in average selling price during the quarter ended March 31, 1999. Overall tonnage shipped decreased by 5.0% and 3.8% over the comparable three and nine month periods in the prior year, respectively. The reduction in tonnage shipped was primarily due to lower construction industry demand. Average sales price per ton decreased by approximately 4.8% and 1.9% during the three months and nine months ended March 31, 1999 from the comparable periods in the prior year due to competitive pricing. Management believes the current reduction in average sales prices is predominantly due to the slowdown in construction demand both domestically and abroad. As a result, structural steel exports have been reduced and structural steel imports have increased driving both scrap and finished product prices down. Management further believes that this is forcing large structural suppliers to look for other distribution outlets, such as the manufactured housing market. Management expects to encounter continued pricing pressure in the near term.

 Brighton's sales decrease for the current three and nine month periods reflects a reduction in demand for its core product, piercer points. The piercer points are primarily used in oil drilling and exploration industry activities which have been curtailed due to the current worldwide excess oil supply. These market conditions are expected to continue into the foreseeable future.

 Gross Margins

 Gross margins for the three month and nine month periods ended March 31, were:

                                         Three Months Ended                       Nine Months Ended
                                             March 31,                                March 31,
                                     1999                1998                 1999                 1998
                                     ----                ----                 ----                 ----
J&L Structural                      16.2%                13.1%                13.9%               13.5%
Brighton                            22.3%                34.4%                23.8%               28.6%
                                    -----                -----                -----               -----
Total                               16.4%                14.5%                14.3%               14.4%
                                    =====                =====                =====               =====


Gross margins for J&L Structural improved during fiscal 1999 in comparison to the prior year due mainly to lower billet costs. Billet costs, which comprise approximately 65% of J&L Structural's manufacturing costs, have decreased on average by approximately 20.2% and 10.6% for the three and nine month periods ended March 31, 1999, respectively, compared to the prior year. The favorable impact from the reduction in raw material prices was offset by poor productivity experienced during the first quarter of the fiscal year.

Brighton's gross margins for the three and nine month periods decreased significantly, primarily due to the sharp reduction in volume for reasons mentioned above.

Selling, General and Administrative Expenses:
---------------------------------------------

Selling, general and administrative expenses remained constant for the three months ended March 31, 1999 as compared to the comparable period in the prior year. The increase in selling, general, and administrative expenses for the nine months ended March 31, 1999 as compared to the comparable period in the prior year was due primarily to nonrecurring consulting fees and legal costs associated with the arbitration with the furnace builder.

Other Income / Expense
----------------------

Prior year costs reflect certain expenditures such as professional costs which were incurred relating to an attempted acquisition of Steel of West Virginia.

Liquidity and Capital Resources
-------------------------------

Cash flows from operations for the nine months ended March 31, 1999 and 1998 totaled $5,399,000 and $3,533,000, respectively. The increase in cash flows for the nine month period ending March 31, 1999 compared to the same period in the prior year was attributed primarily to improved management of inventory levels.

The Company's investing activities for the three and nine months ended March 31, 1999 and 1998 primarily reflect maintenance capital spending.

Financing activities for the nine months ended March 31, 1999 included scheduled repayments of $3,208,000 on the senior term loan and state loans. Additionally, net repayments of $1,129,000 took place under the senior lender's revolving credit facility for the nine months ended March 31, 1999. Outstanding debt as of March 31, 1999 totaled $57,147,000 with related interest expense of $5,183,000 for the nine months ended March 31, 1999 represented an average borrowing rate approximating 11.9% over the period excluding the yield impact from amortization of deferred financing costs.

Cash and cash equivalents increased from $37,000 to $80,000 for the nine months ended March 31, 1999. Although the Company's total equity represents a deficit of approximately $11,402,000, this position is due largely to the poor performance of previously discontinued operations and a basis adjustment for the carried predecessor interest in the acquisition of J&L during fiscal 1995 totaling $9,705,000. The Company's scheduled requirements for cash from operations during the next twelve months include approximately $4,594,000 of principal repayments under the senior term loan and various state loans. In addition, as discussed in note 4 to the unaudited financial statements, the arbitration with the furnace builder and the Hupp pension claim were concluded. On April 20, 1999, the arbitrators found in favor of the furnace builder and made a net award to them of $1.1 million. This amount will accrue interest at an annual rate of 6% until paid, which is expected during the fourth quarter of fiscal 1999. The final payments determined as part of the Hupp pension claim will total approximately $188,000 and will be disbursed during the balance of calendar 1999.

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

     In 1995, J&L signed a contract for turnkey development, fabrication and installation of a new reheat furnace. Furnace startup took place in July 1996, with the entire project having a total cost of approximately $8.5 million. Of this amount, $7.1 million has been disbursed through March 31, 1999, and the remaining amount of $1.4 million representing the retention on the original project has not been paid and remains recorded in accounts payable. At March 31, 1999, J&L was in the process of arbitration with the furnace builder regarding the final payment as the Company believed performance testing results did not meet contract specifications. On April 20, 1999, the arbitrators found in favor of the furnace builder and made a net award to them of $1.1 million. The Company intends to pay the award during the fourth quarter of fiscal 1999.

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



                                            CPT HOLDINGS, INC.


 Dated:  May 17, 1999              By:  /s/ William L. Remley
                                        ---------------------------
                                            William L. Remley,
                                            President & Treasurer