Form 10-K
period 1999-06-30
CPT HOLDINGS INC
filed 1999-09-28
CIK 25360

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

X        ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
-        EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended: June 30,
         1999

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 [No Fee Required]

                          Commission File Number 0-7462

                               CPT HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

               Minnesota                                   41-0972129
        (State of Incorporation)               (IRS Employer identification No.)

      680 Fifth Avenue, 8th floor
           New York, New York                                10019
(Address of principal executive offices)                  (Zip code)

       Registrant's telephone number, including area code: (212) 931-5260


                  1430 Broadway, 13th floor, New York, NY 10018
                                 Former Address

                    Securities registered pursuant to Section
                               12(b) of the Act:
                                      NONE

                    Securities registered pursuant to Section
                               12(g) of the Act:
                                      NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

As of August 31, 1999, the aggregate market value of shares of Common Stock of the registrant held by non-affiliates was approximately $196,013.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes     X      No ___

As of August 31, 1999, 1,510,084 shares of the registrant's Common Stock were outstanding.

                                     PART I

ITEM 1.  BUSINESS

General

         CPT Holdings, Inc. ("CPT" or the "Company") is a holding company which, through its indirect operating subsidiary, J&L Structural, Inc., a Delaware corporation ("J&L"), is a nationwide independent producer of high quality lightweight structural steel shapes, with a leading market share in the Northeast, Southeast and Mid-Atlantic regions. The Company's products are used primarily in the manufactured housing, tractor trailer, construction, shipbuilding and the oil field service and petrochemical industries. The Company operates a uniquely designed mill on 33 acres in Aliquippa, Pennsylvania which is capable of producing thin, lightweight profile structural steel shapes (primarily I-Beams). The Company, through the Brighton Electric Steel Casting Division of J&L ("Brighton"), also has a dominant market share in the domestic small piercer point market.

         CPT, a Minnesota corporation, was incorporated in 1971 as CPT Corporation. Its principal offices are located at 680 Fifth Avenue, 8th floor, New York, New York and its telephone number is (212) 931-5260. CPT adopted its current form as a holding company in accordance with its Amended Plan of Reorganization (the "Reorganization Plan") approved by the U.S. Bankruptcy Court for the District of Minnesota. The Reorganization Plan became effective as of July 23, 1991. References to the Company are intended to include CPT and its direct and indirect subsidiaries, unless the context provides otherwise.

         On February 8, 1993, Hupp Industries, Inc., now known as H. Industries, Inc. ("Hupp"), became a majority-owned subsidiary of CPT when CPT acquired 80.1% of the capital stock of Hupp. Hupp was a manufacturer of heating, ventilating and air conditioning equipment used primarily in commercial as well as military applications. Through its wholly owned division, DCM Corporation, Hupp was also a manufacturer of fractional horsepower electrical motors. Hupp experienced operating difficulties in both its air conditioning and electrical motor manufacturing businesses and in February 1994 decided to discontinue the manufacture of its air conditioning products. Hupp continued to experience financial problems that caused certain defaults under its Credit and Security Agreement with its bank. Despite efforts to bring the operations of Hupp to profitability, Hupp was unable to eliminate its losses. As a consequence, on October 27, 1994, Hupp's senior lender exercised its rights and conducted a secured party sale of the assets of Hupp to an unrelated party. Hupp had no assets and no employees subsequent to October 1994.

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

         As part of the Acquisition, the assets of Brighton Electric Steel Casting Company ("BESCC"), an existing subsidiary of CPT and the direct parent of J&L, were contributed to J&L and BESCC changed its name to J&L Holdings Corp. ("JLH"). Prior to the closing of the Acquisition, BESCC redeemed its preferred stock from the holder thereof in exchange for the issuance by CPT of a Deferred Purchase Money Note in the amount of $475,000, said amount being equal to the stated value of the redeemed preferred stock plus the accrued dividends thereon, bearing interest at 11 percent per annum and due December 15, 2002.

         Also as part of the Acquisition, J&L distributed as a dividend to JLH the right (which J&L acquired from JLS) to acquire a 38-acre parcel of undeveloped land adjacent to the JLS rolling mill in Aliquippa, Pennsylvania. JLH, in turn, contributed the right to acquire the 38-acre parcel to Continuous Caster Corporation, a newly-incorporated Delaware corporation ("CCC"), in exchange for all of the common stock of CCC. Shortly thereafter, CCC acquired title to the 38-acre parcel, using funds that JLS had placed in escrow prior to the Acquisition.

         Further information regarding the Acquisition is contained in Form 8-K filed by the Company with the Securities and Exchange Commission on April 21, 1995, which is incorporated by reference herein.

J&L Structural, Inc.

         J&L operates in two distinct segments, J&L Structural ("J&L Structural") and Brighton, as a result of significant differences in both customers and products. J&L Structural further operates as two separate divisions which include the Aliquippa division and the Ambridge division (formerly TCI). This distinction is due mainly to separate labor contracts that exist among the employees of J&L Structural. The Ambridge division provides finishing services required for certain J&L Structural products which are produced by the Aliquippa division. The following narrative on the business will be segmented on this basis.

J&L Structural Segment

         Products

         J&L Structural is a producer of high quality lightweight structural steel shapes (primarily I-Beams) which are primarily used in the manufactured housing, truck trailer, and highway safety systems industries.

         J&L Structural's products are monitored, tested and inspected throughout the manufacturing process to ensure that all aspects of quality meet applicable industry or customer specifications. The products are also inspected to ensure integrity of surface and dimensions.

         J&L Structural's principal product lines are described below:

         JUNIOR(R) Beams are hot rolled lightweight steel beam sections produced by rolling heated steel billets through J&L Structural's fourteen-stand rolling mill. These sections have been accepted by designers and engineers for over half a century as the lightest hot-rolled structurals in their size class. JUNIOR(R) Beams are available in 3 to 12.5 inch depths, ranging in weight from 2.9 to 12.5 pounds per foot. A total of fifteen weights of JUNIOR(R) Beams are currently available. JUNIOR(R) Beams are manufactured in a wide range of steel grades including conventional and high strength steels. Strict quality control at J&L Structural's mill assures a homogeneous product, uniform in mechanical and chemical properties and possessing dimensions within close rolling tolerance limits. JUNIOR(R) Beams have the strength, light weight and versatility to be used by makers of manufactured housing and truck trailers, industrial and commercial contractors and machinery builders. JUNIOR(R) Beams are primarily used by the manufactured housing industry as undercarriage structural support.

         Crossmembers are fabricated by the Ambridge division from JUNIOR(R) Beams. Crossmembers are used by the truck trailer and truck body industry in the production of trailer frames. These manufacturers space Crossmembers along the entire length of the trailer to provide structural support to the body and floor.

         JUNIOR(R) Channels are available in seven sizes and varying weights. They generally weigh significantly less than the lightest standard structural steel shape of equal depth, while exhibiting the characteristics of form and constancy of dimension offered by a standard hot-rolled section. JUNIOR(R) Channels are preferred over formed plate channels since they assure perfect fitting square corners and true lines. These advantages permit flexibility of design with minimum weight and lower cost without sacrificing structural strength. JUNIOR(R) Channels offer excellent application flexibility in architecture and construction, particularly in the construction of commercial and industrial stairways. Additionally, truck trailer manufacturers are able to reduce weight in their finished product through the use of JUNIOR(R) Channels as side rails.

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

         Suppliers

         Steel billets, J&L Structural's primary raw materials, are purchased from several domestic mini-mills as well as from multiple foreign sources and are delivered to J&L Structural's mill by barge, rail or truck. J&L Structural issues a billet quality standard which must be met by all suppliers. This standard includes specifications for billet chemistry, dimension and surface quality. Currently, J&L Structural purchases semifinished steel from two main suppliers and several alternate sources. The loss or reduction in capability of either of these main billet suppliers would require J&L Structural to rely more heavily on their other current sources of supply. Management maintains good relationships with all of its suppliers and does not currently expect any significant supplier-related impact on its financial condition or results of operations or its ability to source an adequate supply of billets assuming a need to change its supplier mix.

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

         J&L Structural maintains a sales force of six salaried employees, two of whom are stationed in the field and four in Aliquippa. In addition, J&L engages a commissioned sales agent who handles sales opportunities in Mexico and the rest of Latin America, as well as a commissioned sales agent to handle certain domestic sales opportunities.

         Over 75% of J&L Structural's shipments go directly to an end user rather than a service center or steel distributor. J&L Structural ships to customers from several strategic locations including: Aliquippa, Pennsylvania; Ambridge, Pennsylvania; Iuka, Mississippi; Houston, Texas; Moultrie, Georgia; and Fayetteville, North Carolina. Locations outside of Pennsylvania represent down-river public warehouses that charge J&L Structural a fee for unloading barges and for warehousing beams prior to shipping to customers in the Southeast. J&L Structural's location in the Mid-Atlantic region on the inland waterway system provides good proximity to its major markets. J&L Structural's barge facility provides low cost transportation for the bulk movement of JUNIOR(R) Beams to be sold to the manufactured housing industry in Alabama, Mississippi, Tennessee and other Southeastern states. Moreover, Indiana, North Carolina and Pennsylvania are leading states in the production of manufactured homes and all are within one-day truck transportation. Additionally, Indiana leads the country in the production of truck trailers.

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

         Three large steel minimills have recently commissioned greenfield structural rolling mills that have the ability to produce bantam beams similar to J&L Structural's products as well as other commodity, structural sections that J&L Structural does not produce. Due to the intensive level of customer service necessary to satisfy J&L Structural's markets, it is difficult to determine how significant of an impact that these new production facilities will have on J&L's primary markets.

         J&L Structural's commitment to providing a focused product line that is keyed off customer needs differentiates it from its competitors. In particular, J&L Structural: (i) provides superior service and consistently high quality products to its customers, many of which purchase all or substantially all of their requirements for lightweight steel shapes from J&L Structural, (ii) maintains adequate inventories and a flexible operating schedule which makes it more responsive to customer needs and market conditions, (iii) focuses its marketing directly on end users, (iv) produces a narrow, more focused range of products relative to its competitors, and (v) provides value-added finishing services to meet specific customer needs.

         Foreign manufacturers do not play a significant role in the structural markets which J&L Structural serves.

         Employees

         As of  August  31,  1999,  J&L  Structural  employed  a  total  of  270 employees. The United Steelworkers of America represents approximately 186 employees at J&L Structural (excluding the Ambridge division) under a labor agreement that expires in September 2000. The Ambridge division of J&L Structural and its 38 unionized employees are also represented by the United Steelworkers of America under a five-year labor agreement, expiring in October 1999. A new multi-year labor agreement with Ambridge employees is in final negotiations and is expected to be ratified by early October. The Company believes that it has excellent relationships with both union locals. J&L Structural has never experienced a work stoppage, and has historically had good experience and relations with its employees.

         Backlog & Seasonality

         The backlog of unfilled orders for J&L Structural typically averages less than 60 days. This remains the case even in strong markets due to frequent product rollings and adequate finished inventory levels that allow J&L Structural's customers to work within short lead times. As of August 31, 1999, J&L Structural had open orders totaling $3,898,000. This compares with a backlog of $4,288,000 at the same date in 1998.

         The  winter  months  are  generally  slower  activity  months  for  J&L
Structural due to the seasonality of the manufactured housing market and significant seasonal reductions in highway construction and repair programs.

         Environmental Compliance

         U.S.  steel  producers,   including  J&L  Structural,  are  subject  to
stringent Federal, state and local environmental laws and regulations concerning, among other things, air emissions, waste water discharge, and solid and hazardous waste disposal. Company spending, in the future, for compliance with these environmental laws and regulations is not anticipated to be significant. No significant environmental problems have arisen concerning the use or operation of J&L Structural's facilities or the conduct of its business. However, a change in the law or regulations at either the Federal, state or local level could adversely impact the operations of J&L Structural.

Brighton Segment

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

         The piercer points are usable by customers for only a limited amount of production before they become too worn for the process. In some processes, two piercer points are used for larger seamless tubes. Depending on the process and materials used to manufacture seamless tubing, a piercer point generally has a useful life of between 2 to 750 manufacturing runs before it must be replaced. Used piercer points are then returned to Brighton for remolding into other piercer points.

         Suppliers

         Brighton purchases a variety of raw materials, including alloys (such as chrome, nickel, molybdenum and tungsten), foundry sand and grinding materials. Brighton currently has strong and established relationships with all of its major suppliers of raw materials. Brighton has not experienced any problems in obtaining an adequate supply of raw materials at reasonable prices and it expects the availability of future supplies to be sufficient.
Nevertheless, limited supplies of these raw materials and/or extraordinarily high prices for such materials could, among other things, cause Brighton to lose business by failing to meet demand, reduce its profit margins and/or encourage the use of substitute products.

         Marketing and Distribution

         Brighton has a dominant market share of the small piercer points business in the United States and excels in providing quality service and products. However, Brighton's customer base is limited. Essentially, the customer base consists of several major accounts that account for approximately 75% of Brighton's revenues. A major loss of one or more of its accounts or a significant reduction in demand by the steel industry could have an adverse impact on Brighton's profitability.

         Competition

         Brighton has limited competition in the small piercer point (1 to 250 pounds) market. Its main competition is Columbiana Foundry ("Columbiana") based in Columbiana, Ohio which produces a wide variety of castings, including piercer points. In the past, Columbiana has focused its efforts on producing larger piercer points.

         Employees

         As of August 31, 1999, Brighton employed a total of 19 employees. Most of Brighton's personnel are represented by the United Steelworkers of America under a contract that expires in December 2001. The Company considers its employee relations at Brighton to be good.

         Backlog & Seasonality

         Brighton typically ships products within 30 days of receipt of an order. Therefore, Brighton does not maintain a significant backlog of unshipped orders. As of August 31, 1999, Brighton had firm open orders totaling $714,000. This compares to a backlog of $567,000 at the same date in 1998. Brighton does not consider its business to be seasonal.

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

ITEM 2.  PROPERTIES

         CPT's principal executive offices are located at 680 Fifth Avenue, 8th floor, New York, New York. The New York offices are occupied under a subleasing arrangement on a month-to-month lease.

         The Company's facilities include: (i) J&L Structural - a reheat furnace, a unique close-tolerance fourteen stand continuous rolling mill, a hot bed, straighteners, and sawing, stacking and bundling facilities located on approximately 33 acres on the Ohio River in Aliquippa, Pennsylvania, with over 265,000 square feet under roof and an adjacent barge loading facility; (ii) J&L Structural's Ambridge division - a fabricating facility located in a leased facility in Ambridge, Pennsylvania, approximately five miles from the main facilities; and (iii) Brighton's headquarters and manufacturing plant, a 25,000 square foot facility, located in Beaver Falls, Pennsylvania, approximately 10 miles from J&L Structural. J&L Structural's facilities are secured by mortgages to its senior and subordinated lenders.

         During July 1999, J&L Structural Inc. commenced a major upgrade to their rolling mill operation in Aliquippa. New Universal mills, a notch bar cooling bed, modifications to their existing automatic stacking and bundling equipment, shipping crane magnets, and a Behringer bundle saw are included in the capital project. Installation is scheduled for January 2000.

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

ITEM 3.  LEGAL PROCEEDINGS

         The Industrial and Allied Employees Union Local No. 73 Pension Plan (the "Plan") issued a claim for payment of withdrawal liability totaling approximately $870,000 under Section 4219 of ERISA against Hupp, CPT and all "controlled group members", as a result of Hupp's cessation of contributions to the Plan following the discontinuance of Hupp's business in October 1994. On July 10, 1996, an arbitrator sustained the Plan's claim of withdrawal liability against CPT. Pursuant to ERISA, CPT subsequently appealed the arbitration decision to the U.S. District Court for the Northern District of Ohio. On September 17, 1997, in response to CPT's appeal, the District Court vacated in part, and confirmed in part the arbitrator's award. In its judgement, the District Court reduced the award in favor of the Plan from approximately $870,000 to $62,696. The Plan subsequently appealed the District Court's ruling to the United States Court of Appeals for the Sixth Circuit. On December 8, 1998, the Sixth Circuit reversed the decision of the District Court and reinstated the original arbitration award. On January 21, 1999, the Sixth Circuit denied CPT's petition for a rehearing, rendering the decision final. No future appeal has been or will be pursued by CPT. CPT made a payment of approximately $188,000 in June 1999 to the Plan which reflects the satisfaction of the arbitration award.

         In 1995, J&L signed a contract for turnkey development, fabrication, and installation of a new reheat furnace. Furnace startup took place in July 1996, with the entire project having a total cost of approximately $8.5 million. Of this amount, $7.1 million had been disbursed through June 30, 1998. J&L had been in the process of arbitration with the furnace builder regarding the final payment of $1.4 million as the Company believed performance testing results did not meet contract specifications. The $1.4 million had been accrued in full by the Company. On April 20, 1999, the arbitrators stipulated that J&L pay the remaining project cost, offset by approximately $300,000 of warranty claims which had been awarded to J&L as part of the same arbitration process. At June 30, 1999. all required payments under the arbitrators decision had been made.

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

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  NONE

                                     PART II

ITEM 5.           MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDERS
                  MATTERS

         The Company's Common Stock trades over-the-counter with quotations for the stock available in the "pink sheets" or through the over-the-counter Bulletin Board of the National Association of Securities Dealers, Inc.

         The following table sets forth for each of the periods indicated, the range of the high and low closing prices for CPT's common stock based on
quotations   obtained   from  the  NASDAQ  Small  Cap  Market  and  through  the
over-the-counter bulletin board.
                                                  Fiscal 1999
                                                High           Low
First Quarter (7/1-9/30/98)                    $2.06          $1.00
Second Quarter (10/1-12/31/98)                  1.00           0.28
Third Quarter (1/1-3/31/99)                     2.25           0.28
Fourth Quarter (4/1-6/30/99)                    0.51           0.12

                                                  Fiscal 1998
                                                High           Low
First Quarter (7/1-9/30/97)                    $2.25          $1.00
Second Quarter (10/1-12/31/97)                  2.13           1.31
Third Quarter (1/1-3/31/98)                     1.69           1.38
Fourth Quarter (4/1-6/30/98)                    2.56           1.50

         As  of  August  31,  1999,  there  were   approximately   1,922  common
stockholders.

         Dividend Policy

         CPT has not paid any cash dividends on its common stock during the last three fiscal years and has no plan to pay any dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                               Selected Financial Data as of and for the Years Ended June 30: (1)(2)
                                                  (in 000's except per share data)

Selected Operating Results:                                1999            1998             1997            1996            1995
                                                           ----            ----             ----            ----            ----
Total net revenue                                        $100,385        $110,830         $ 98,199        $101,011        $ 31,208
(Loss) income from continuing operations after
    income taxes                                             (276)            558           (2,654)         (1,909)            410
Loss from operations of discontinued subsidiaries
                                                                -               -                -               -            (553)
Net gain on disposal of discontinued
    subsidiaries                                                 -              -                -           2,220           2,129
(Loss) income before income taxes and extraordinary
    items                                                    (276)            558           (2,654)            311           1,986
Gain (loss) on extraordinary item, net (3)                 (1,532)               -               -              -            3,527
Net income (loss)                                          (1,808)            558           (2,654)            311           5,513

Diluted earnings (loss) per share
From continuing operations                               $  (0.18)       $   0.10         $  (1.76)       $  (1.26)       $   0.27
From discontinued operations                                    -               -                -            1.47            1.04
Extraordinary items (1) (3)                                 (1.02)              -                -               -              2.34
                                                         --------        --------         --------        --------        --------

Net earnings (loss) per share                            $  (1.20)       $   0.10         $  (1.76)       $   0.21        $   3.65
                                                         ========        ========         ========        ========        ========

Fully-diluted common and common equivalent shares
    outstanding                                             1,510           2,243            1,510           1,510           1,510

Selected Balance Sheet Data (2):

Total current assets                                     $ 18,585        $ 21,899         $ 19,756        $ 19,623        $ 19,951
Total assets                                               60,050          66,405           67,170          68,584          61,203
Current liabilities                                        17,354          21,058           18,686          15,709          16,041
Long-term obligations, net of
    current portion                                        52,804          53,571           57,255          59,288          52,339
Common shareholders' deficit                              (12,888)        (11,080)         (11,638)         (8,984)         (9,671)

         (1) As a result of the final discontinuance of operations for Hupp as of October 27, 1994, the consolidated statements of operations for fiscal years ended June 30, 1996 and 1995 reflected the results of operations of Hupp as discontinued operations. In addition, certain outstanding notes payable, unsecured creditor obligations and administrative claims associated with the operations of Hupp have been treated as forgiven resulting in an extraordinary gain of $3,257,000 in the year ending June 30, 1995 based on the outcome of certain bankruptcy proceedings.

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

         (3) On June 30, 1999, the Company recognized a $1,532,000 extraordinary loss as a result of the early termination of the FINOVA senior term loan and revolving loan facility. The extraordinary loss consisted primarily of the write-off of associated deferred financing costs and related amortization and a prepayment premium.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

         This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that any forward-looking statements, including statements regarding the intent, belief, or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in forward-looking statements as a result of various factors including, but not limited to: (i) a significant downturn in manufactured housing construction and sales, (ii) significant negative pricing actions by competitors or (iii) billet costs may increase and J&L may not have the ability to pass such costs to customers

Overview and Significant Events

         During fiscal 1999, the steel industry as a whole had gone through a very tumultuous time. A significant decline in infrastructure development in Asia following a period of economic turmoil in that geographic region caused a tremendous impact on the worldwide flow of steel industry goods and materials. From a domestic perspective, steel scrap exports decreased dramatically which drove scrap prices to their lowest point in twenty years. At the same time, foreign exports of raw and finished steel to the United States increased dramatically creating a "buyer's" market and sending prices significantly lower. Management believes that due to the extreme competitive environment which currently exists and will continue into fiscal year 2000, significant structural producers are reacting to lower volume and heavy competition in the larger structural sections by searching for alternative distribution outlets or markets to penetrate such as those served by J&L Structural.

         J&L Structural has experienced a very aggressive marketing environment over the past several months where pricing has deteriorated significantly. In many cases, however, J&L Structural was successful in maintaining the majority of its customer volume which is believed by management to have resulted from J&L Structural's consistent focus on first-class customer service. Unfortunately, some customers place different priorities on their supply chain, and as a result, a certain level of business volume was lost on pricing.

         Over the past couple of years, J&L Structural has contemplated varying ways which would allow it to maintain its cost-competitive status in light of the evolution of its growing niche markets. During the fourth quarter of fiscal 1999, management approved an $11.5 million plant upgrade project in Aliquippa which would allow for greater throughput, higher quality, a broader product offering and process cost savings. The main features of the plant upgrade include a notch-bar cooling bed, new universal mills, an automatic stacker line expansion, shipping magnets, new sawing capability and other plant improvements. The plant upgrade purchase orders have been issued, and project planning is well underway with an expected plant shutdown for installation and hot commissioning during January 2000. The capital necessary for the plant upgrade is being furnished primarily through a refinancing which closed on June 30, 1999 with a new senior lender plus additional support from state and local financing. This has been made possible as a result of J&L Structural's ability to significantly reduce debt over the past four years.

Results of Operations

         Net Sales

Net sales for the fiscal years ended June 30, were:

                           1999                1998               1997
                           ----                ----               ----
J&L Structural         $ 96,443,000        $104,227,000       $92,144,000
Brighton                  3,942,000           6,603,000         6,055,000
                       ------------        ------------       -----------
Total                  $100,385,000        $110,830,000       $98,199,000
                       ============        ============       ===========

         Net sales at J&L during fiscal 1999 decreased in comparison to the prior fiscal year primarily due to reduced shipping volume and reductions in average selling price during the second half of the year. Tonnage decreased approximately 3.9% during fiscal 1999 when compared to fiscal 1998 primarily due to reductions in construction industry demand and the loss of certain manufactured housing customer plants. This is in contrast to an increase in tonnage shipped of 13.1% between fiscal 1998 and fiscal 1997 which resulted from growth in the manufactured housing market and increased shipments to steel service centers as a result of significant construction industry demand.

         Average sales price per ton decreased by approximately 3.7% during fiscal 1999 as compared to fiscal 1998 due to competitive pricing. The reduction was primarily realized during the six months ended June 30, 1999 when average sales price per ton decreased 7.3% from the comparable period during fiscal 1998.

         Brighton's sales decrease for fiscal 1999 reflects a reduction in demand for its core product, piercer points. The piercer points are primarily used in the manufacture of seamless steel tubing used in the oil drilling and exploration industry. Activities in the oil and gas industry have been curtailed due to the current worldwide excess oil supply. These market conditions are expected to continue into the foreseeable future.


Gross Margins

                             1999                   1998                   1997
                             ----                   ----                   ----
J&L Structural               13.8%                  13.7%                  11.2%
Brighton                     23.7%                  29.5%                  27.7%
Overall                      14.2%                  14.4%                  12.2%

         Gross margins for J&L Structural improved during fiscal 1999 in comparison to fiscal 1998 due primarily to lower billet costs. Billet costs comprise approximately 69% of plant manufacturing costs. Average billet cost per ton decreased by 12.1% during fiscal 1999 as compared to fiscal 1998. Average billet cost per ton decreased steadily during the first half of fiscal 1999 before stabilizing during the third fiscal quarter and finally rising slightly during the fourth fiscal quarter. Gross margins during fiscal year 1997 were adversely impacted by startup issues associated with the commissioning of a new reheat furnace and a charge totaling $767,000 representing engineering and feasibility studies relating to the intended construction of a melt shop and caster.

         Brighton's fluctuations in gross margins over the three year period presented above reflect the impact of significant volume fluctuations on a largely fixed cost business.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses totaled $7,341,000, $7,380,000 and $6,576,000 for the fiscal years 1999, 1998 and 1997, respectively. As a percentage of revenues, the amounts represented 7.3%, 6.7% and 6.7% of net sales, respectively. The increase in selling, general and administrative expenses in fiscal 1999 is primarily due to increases in legal and professional fees totaling approximately $900,000 relating to the arbitration proceedings against the reheat furnace builder which was resolved in April 1999. During fiscal 1998, non-recurring professional costs totaling approximately $400,000 were expended relating to arbitration proceedings against the reheat furnace builder, a business system conversion study and executive officer recruiting costs. Research and development costs included in general and administrative expenses totaled approximately $10,000, $219,000 and $230,000 for fiscal 1999, 1998 and 1997, respectively, for the purpose of developing new and innovative product designs.

         Interest Expense

         Interest expense totaled $7,323,000, $7,624,000 and $7,517,000 for the fiscal years 1999, 1998 and 1997 respectively. The decrease in interest expense during fiscal 1999 when compared to fiscal 1998 was due to a reduction in average debt level and a decrease in the average prime lending rate during fiscal 1999. The increase in interest expense during fiscal 1998 when compared to fiscal 1997 was due primarily to approximately $130,000 of incremental interest expense being capitalized during the final construction phase of the new reheat furnace.

         Other Income/Expense

         Expenses for fiscal 1998 and 1997 reflect expenditures incurred primarily resulting from professional fees relating to a failed acquisition. In April 1997, the Company had announced a proposal to negotiate the acquisition of Steel of West Virginia, Inc. for cash, however, was unsuccessful in this endeavor.

         Extraordinary Loss

         On June 30, 1999, the Company recognized a $1,532,000 extraordinary loss as a result of the early termination of the FINOVA senior term loan and revolving loan facility. The extraordinary loss consisted primarily of the write-off of associated deferred financing costs and related amortization and a prepayment premium. No tax benefit was recognized for the extraordinary item due to the valuation allowance recorded against the net deferred tax asset at June 30, 1999.

         Liquidity and Capital Resources

         The Company's net cash flows from operating activities totaled $5,618,000, $4,241,000, and $4,646,000 for the fiscal years ended June 30, 1999,
1998, and 1997, respectively. The increase in cash flows from operations for fiscal 1999 as compared to fiscal 1998 is primarily due to decreases in accounts receivable and inventory which reflect the reductions in sales volume, offset to a great extent by a reduction in trade payables resulting from the settlement payment to the reheat furnace builder under the arbitration decision and a reduction in net income.

         The Company's net cash outflows from investing activities totaled $1,494,000, $1,379,000, and $3,219,000 for the fiscal years ended June 30, 1999,
1998 and 1997 respectively. Capital expenditures during fiscal 1999 and 1998 were primarily for maintenance and refurbishment. During fiscal 1997, J&L completed the installation of a new reheat furnace, the total contracted cost of which was $8.5 million of which $7.1 million was expended during 1997 and 1996. The remaining $1.4 million owed to the contractor under the terms of the contract represented a retention amount which was held back by J&L Structural due to numerous technical and operating issues relating to the furnace that were of debate. The resolution of these issues was decided in arbitration in favor of the furnace builder with a net award of $1.1 million which was paid during the fourth quarter of fiscal 1999.

         During the fourth quarter of fiscal 1999, management approved an $11.5 million plant upgrade project in Aliquippa which would allow for greater throughput, higher quality, a broader product offering and process cost savings. The main features of the plant upgrade include a notch-bar cooling bed, new universal mills, an automatic stacker line expansion, shipping magnets, new sawing capability and other plant improvements. The plant upgrade purchase orders have been issued, and project planning is well underway with an expected plant shutdown for installation and hot commissioning during January 2000. The capital necessary for the plant upgrade is being furnished primarily through a refinancing described below which closed on June 30, 1999 with a new senior lender plus additional support from state and local financing.

         The  Company's  net cash outflows  from  financing  activities  totaled
$4,044,000,   $2,886,000,  and  $1,540,000  for  fiscal  1999,  1998  and  1997, respectively. Cash flows during 1999 reflect debt repayments during the year, the termination of the existing senior credit agreement, and the funds provided under the new senior credit agreement. During fiscal 1998 and 1997, the reheat furnace project was financed through borrowings from the senior lender capital expenditure facility, borrowings from state and county sources and from the excess availability that existed under the revolving credit facility.

         On June 30, 1999, J&L entered into a new loan and security agreement with Congress Financial Corporation which provides for (i) a revolving loan facility in an amount up to $16,000,000 (ii) an existing equipment term loan in the principal amount of $19,000,000, and (iii) equipment purchase term loans in amounts totaling up to $8,000,000. Proceeds from the financing arrangements were used to repay existing senior term loans and revolving loan facility with FINOVA Capital Corporation. As of June 30, 1999, no amounts have been drawn on the equipment purchase term loan facility. As part of the refinancing, J&L's subordinated term notes were amended on June 30, 1999 to replace the former senior lender with the new senior lender and to revise certain performance covenants. All fees and costs incurred to acquire the new loan and security agreement and to amend the subordinated term notes totalling $765,000 have been capitalized and are included in deferred financing costs as of June 30, 1999. In addition, fees aggregating $750,000 were paid and charged to expense related to the termination of the existing credit facility.

         Cash and cash equivalents totaled $117,000, $37,000, and $61,000 as of June 30, 1999, 1998 and 1997, respectively. Although the Company's total equity represents a deficit of approximately $12,888,000, this position is due largely to the basis adjustment for the Company's leveraged acquisition of J&L Structural during fiscal 1995. Management believes that cash flow from operations in addition to proceeds provided under the new senior credit facility and funding under state and local assistance programs as described above will continue to satisfy the Company's requirements to fund operating expenses, debt service and capital expenditures in the future.

         Recent Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities and requires recognition of all derivatives as either assets or liabilities at fair value. The Company has not completed the process of evaluating the impact that will result from adopting SFAS No. 133. The company is therefore unable to disclose the impact that adopting the statement will have on its financial position and results of operations when such statement is adopted.


         Year 2000 Disclosure

         The Year 2000 problem concerns the inability of information systems to recognize properly and process date-sensitive information beyond January 1, 2000.

         State of Readiness: During 1998, the Company initiated a comprehensive enterprise-wide analysis exercise to identify and to resolve Year 2000 related issues. The scope of the program includes the investigation of all Company functions and products, including embedded systems in what are not traditionally considered information technology systems. The detection phase of the program is now complete. The corrective action phase of the program began during the second quarter of fiscal 1999, and was substantially completed during the fourth quarter of fiscal 1999. The final updated test file with program changes will be installed during late September 1999. The Company continues to execute a testing program to assess its state of readiness. J&L has assessed the preparedness of its critical suppliers for Year 2000 through a thorough inquiry process has been completed with favorable results.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk exposure is that of interest rate risk associated with its various debt instruments. The Company has not entered into any derivative financial instruments to manage its interest rate risks to date.

         At June 30, 1999, the Company's total outstanding debt was comprised of fixed interest rate obligations of $31,742,000 and variable interest rate obligations of $24,630,000.

         The table below provides information (in thousands of dollars) about the Company's maturity schedule and fair values of its outstanding debt:

                          Variable Rate Debt                                Fixed Rate Debt

    Year ending        Senior Term    Revolving      Senior       Trinity       Trinity     Ascott Wing     Other
      June 30,             Loan          Loan      Subordinated  Note Payable   Letter of
                                      Facility       Notes                       Credit
2000                    $ 2,488            -              -             -             -             -    $    203
2001                      2,714            -              -             -             -             -         209
2002                     13,798      $ 5,630     $    1,500             -     $       -             -         125
2003                          -            -          6,000     $   6,730         1,000     $     475           -
2004                          -            -          6,000             -             -             -           -
Thereafter                    -            -          9,500             -             -             -           -
                        -------      -------     ----------     ---------     ---------     ---------    --------
Total                   $19,000      $ 5,630     $   23,000     $   6,730     $   1,000     $     475    $    537
                        =======      =======     ==========     =========     =========     =========    ========

Fair Market Value       $19,000      $ 5,630     $   23,000     $   6,730     $   1,000     $     475    $    537
                        =======      =======     ==========     =========     =========     =========    ========

         Based upon the Company's current level of variable rate debt, a 1% increase or decrease in interest rates will cause an approximate $246,000 increase or decrease in annual interest expense. At June 30, 1999, the weighted average interest rate for the variable rate and fixed rate debt was 8.69% and 11.0%, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                  Included in Item 14

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The names, ages and positions of the directors and executive officers of CPT as of August 31, 1999 are as follows:

 Name                Age   Positions
 ------------------  ---   ----------------------------------------------------

 Richard L. Kramer    50   Chairman of the Board, Director and Secretary of CPT

 William L. Remley    48   President, Treasurer and Director of CPT

 Richard C. Hoffman   51   Director of CPT

         Mr. Kramer has served as Chairman of the Board, a Director, and Secretary of the Company since January 3, 1992. Mr. Kramer is also Chairman and a director of Mentmore Holdings Corporation ("Mentmore"), Stellex Technologies, Inc., an aerospace machining and electronics company, Precise Holding Corporation, a full service, custom injection molder of precision plastic products, and Republic Properties Corporation, a private real estate development firm. Mr. Kramer is also Chairman of the Board, a Director, Vice President and Secretary for Trinity Investment Corp. ("Trinity"), Ascott Wing, Inc. ("Ascott") and Halton House Limited ("Halton").

         Mr. Remley has served as a Director, President and Treasurer of CPT since January 3, 1992. Mr. Remley is also President, Chief Executive Officer and a director of Mentmore. Mr. Remley is the Vice Chairman, Chief Executive Officer and a director of Stellex Technologies, Inc. Mr. Remley is also a director of Republic Properties Corporation, Precise Holding Corporation and Sunderland
Industrial Holdings Corporation. Mr. Remley is a director and President of Ascott, Trinity, and Halton.

         Mr. Hoffman is a licensed attorney who has served as General Counsel of the Company from January 1995 to March 1999 and Assistant Secretary from July 1995 to March 1999. During September 1999, Mr. Hoffman resigned from his position as director of the Company.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid to Mr. William L. Remley for the fiscal years 1999, 1998 and 1997, as the only paid executive officer of the Company.

                                              Annual Compensation
                  --------------------------------------------------------------

     Name and                          Salary      Bonus           Other Annual
Principal Position        Year          ($)         ($)            Compensation
------------------        ----          ----        ---            ------------

William L. Remley         1999           -           -                $12,000
    President (1)
                          1998           -           -                $12,000

                          1997           -           -                $12,000


(1) Mr. Remley is an executive officer and Director of Mentmore, which pursuant to a Management Agreement, provides the Company and its subsidiaries with general management, advisory, consulting and other services in exchange for an annual management fee. See Part III, Item 13, "Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The final distribution of shares of the Company's Common Stock to certain classes of claimants under the Reorganization Plan was completed in early 1999, with an effective date of June 30, 1998, according to procedures authorized by the United States Bankruptcy Court, District of Minnesota, Fourth Division, in an order dated May 13, 1998 (the "Distribution Order"). Pursuant to the Distribution Order, a portion of the 378,600 shares of Common Stock previously held in escrow by Norwest Bank Minnesota for distribution under the Reorganization Plan were distributed to claimants entitled to receive such shares. The remaining undistributed Common Shares held in escrow were then distributed, on a pro-rata basis, to all holders of Common Stock as of June 30, 1998.

         The following table sets forth certain information, as of August 31, 1999, with respect to the beneficial ownership of Common Stock by each person who is known by the Company to own beneficially more than 5% of outstanding shares of CPT's Common Stock, by each director of CPT, and by all officers and directors as a group:

                                                                          Number of Shares
                                                                             Beneficially       Percent of Common
 Name                                                                         Owned (1)                Stock
 ----                                                                         ---------                -----
 Richard L. Kramer (2)                                                                 -                    0%
 William L. Remley (2)                                                                 -                    0%
 Ascott Wing, Inc. (3)                                                           604,586                40.04%
 Trinity Investment Corp. (4)(5)                                               2,421,445                63.55%
 Halton House Limited (3)(5)(6)                                                3,026,031                79.42%
 The Halton Declaration of Trust (3)(5)(6)                                     3,026,031                79.42%
 Bahamas Protectors Ltd., a Bahamian corporation (3)(5)(6)                     3,026,031                79.42%
 Arun K. Dube (8)                                                                 80,542                 5.33%
 All Directors and Officers as a group (3 persons including those
      named above) (4)(5)(6)(7)                                                3,026,031                79.42%

(1) The Persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by each of them, subject to community property laws, where applicable, and the information contained in other footnotes to the table.

(2) Comprised of shares of Common Stock held of record by Ascott Wing and Trinity, and Warrants to purchase Common Stock held by Trinity (see Note 5 below), as to which Messrs. Kramer and Remley disclaim beneficial ownership.

(3) The principal offices of Ascott Wing are at 680 Fifth Avenue, 8th Floor, New York, NY 10019. Halton House Limited, owns all of the outstanding stock of Ascott. Halton House Limited's principal offices are located at c/o Coutts and
Company (Bahamas) LTD., P.O. Box N7788, West Bay Street, Nassau, Bahamas. William L. Remley and Richard L. Kramer are directors and executive officers of Ascott Wing and Halton House Limited. The Halton Declaration of Trust ("Halton Trust") whose principal address is c/o Coutts and Company (Bahamas) LTD, P.O. Box N7788, West Bay Street, Nassau, Bahamas, is the majority owner of Halton House Limited. All powers with respect to investment voting securities beneficially owned by Halton Trust are exercisable by Bahamas Protectors Ltd., a Bahamian corporation, protector under the constituent documents of Halton Trust. Bahamas Protectors Ltd.'s business address is c/o Private Trust Corp., Charlotte House, Charlotte Street, Nassau, Bahamas.

(4) The principal offices of Trinity are at 680 Fifth Avenue, 8th Floor, New York, NY 10019. Halton House Limited owns all of the outstanding stock of Trinity (see Note 2 above). William L. Remley and Richard L. Kramer are directors and executive officers of Trinity.

(5) Includes 2,300,000 shares that could be acquired upon exercise of two separate Warrants and; one Warrant representing a right to purchase 2,000,000 shares at an exercise price of $1.00 per share and one Warrant representing a right to purchase 300,000 shares at an exercise price of $4.00 per share. (see
Item 13).

(6) Includes shares owned by Ascott and shares subject to a Warrant owned by Trinity (see Note 4 above).

(7) Includes shares over which Mr. Remley and Mr. Kramer may be deemed to share voting and investment power (see Notes 2 and 3 above).

(8) Comprised of 43,940 shares held individually and 36,602 shares held in joint tenancy. According to the Company's transfer agent, the address of Mr. Dube is 7710 Tanglewood Court, Edina, MN 55439-2565

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

         Trinity has its principal business and executive offices at 680 Fifth Avenue, 8th Floor, New York, NY 10019. Trinity is engaged in the investment business. Richard L. Kramer is Chairman of the Board, a Director, Vice President and Secretary of Trinity, and William L. Remley is a Director, President and Treasurer of Trinity.

         Halton House Limited, a Bahamian Corporation, owns all of the outstanding capital stock of Trinity and Ascott Wing. Halton House Limited is a holding company with interests in investment and industrial/ manufacturing/technology companies. Richard L. Kramer is Chairman of the Board, a Director, Vice President and Secretary of Halton House Limited, and William L. Remley is a Director, President and Treasurer of Halton House Limited. Halton House Limited is owned beneficially by The Halton Declaration of Trust which is a trust created under the laws of the Bahamas. As of August 31, 1999, all powers with respect to investment or voting securities beneficially owned by The Halton Declaration of Trust are currently exercisable by Bahamas Protectors Ltd., a Bahamian corporation, protector under the constituent documents of The Halton Declaration of Trust.

         Ascott Wing has its principal business and executive offices at 680 Fifth Avenue, 8th Floor, New York, NY 10019. Ascott Wing is engaged in the investment business. Richard L. Kramer is Chairman of the Board, a Director, Vice President and Secretary of Ascott Wing, and William L. Remley is a Director, President and Treasurer of Ascott Wing. The preferred stock redemption obligation to Ascott Wing including accrued dividends through March 15, 1995, totaling $475,204 was converted to a deferred purchase money note bearing interest at a rate of 11% and payable interest only annually beginning March 15, 1996 and due December, 2002.

         A management agreement exists between CPT and J&L whereby CPT or its designated affiliate provides executive management advisory services to J&L. The contract term of the agreement is for a period of six years through March, 2001 and is subject to being automatically renewed annually thereafter, unless terminated by either party to the agreement. Annual compensation to CPT under this agreement totals $600,000, which includes out-of-pocket expenses incurred by CPT of up to $150,000 annually. CPT exercised its right under the agreement to designate Mentmore Holdings Corporation ("Mentmore") as the management advisory service provider and as a result has assigned all fees to which CPT is entitled under this agreement to Mentmore. Management fee expense paid to Mentmore for each of the years ended June 30, 1999, 1998 and 1997 under this agreement totaled $600,000, respectively. Effective July 1, 1999, for a period of one year, the management advisory services agreement with J&L was amended to reduce annual compensation to $528,000.

         During fiscal 1999, Mentmore provided investment banking services in connection with J&L's refinancing of its senior credit facility charging J&L related fees of $200,000.

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

         1. The following financial statements of the Company and the report of its independent auditors are filed herewith:
                                                                                                                 Page of this Report

         Independent Auditors' Report of Deloitte & Touche LLP..............................................................20
         Financial Statements:
         Consolidated Balance Sheets as of June 30, 1999 and 1998...........................................................21
         Consolidated Statements of Operations for the Years Ended
                  June 30, 1999, 1998, 1997 ................................................................................22
         Consolidated Statements of Changes in Shareholders' Deficit
                  for the Years Ended June 30, 1999, 1998, 1997.............................................................23
         Consolidated Statements of Cash Flows for the Years Ended
                  June 30, 1999, 1998, 1997.................................................................................24
         Notes to Consolidated Financial Statements.........................................................................26

         2. The following financial statement schedules and exhibits of the Company are filed herewith:

                                                                                                                 Page of this Report

                  Financial Statement Schedules
                  I  -     Condensed Financial Information of Registrant....................................................37
                  II -     Valuation and Qualifying Accounts................................................................38

                  Exhibit 10.1 - Loan and Security Agreement by and among J&L Structural, Inc. and..........................40
                                   Congress Financial Corporation dated June 30, 1999
                  Exhibit 10.2 - Third Amendment to Note and Warrant Purchase Agreement.....................................41
                  Exhibit 27.1 - Financial Data Schedule....................................................................42

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

Dated: September 28, 1999             CPT HOLDINGS, INC.


                                      By:      /s/   William L. Remley
                                               William L. Remley, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                     Title                                        Date

/s/   Richard L. Kramer                       Chairman of the Board,                       September 28, 1999
-----------------------
Richard L. Kramer                             Secretary and Director

/s/   William L. Remley                       President, Treasurer and Director            September 28, 1999
-----------------------
William L. Remley                             (Principal Executive, Accounting and
                                              Financial Officer)


INDEPENDENT AUDITORS' REPORT


Board of Directors
CPT Holdings, Inc. and Subsidiaries


We have audited the consolidated balance sheets of CPT Holdings, Inc. and Subsidiaries ("the Company") as of June 30, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for each of the three years in the period ended June 30, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and the financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of CPT Holdings, Inc. and Subsidiaries as of June 30, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
September 24, 19999

                       CPT HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             June 30, 1999 and 1998
                                     (000's)


ASSETS                                                                                1999               1998
------                                                                                ----               ----
Current assets:

       Cash and cash equivalents                                                 $       117        $         37
       Receivables, net                                                                7,263               8,946
       Inventories                                                                    10,542              12,722
       Receivable from affiliate                                                           -                  26
       Other current assets                                                              663                 168
                                                                                 -----------        ------------

       Total current assets                                                           18,585              21,899

Property, plant and equipment, net                                                    38,865              41,364
Goodwill, net of accumulated amortization of $706 and $612,
           respectively                                                                1,177               1,271
Deferred financing costs, net of accumulated
           amortization of $479 and $1,390, respectively                               1,075               1,522
Other assets                                                                             348                 349
                                                                                 -----------        ------------

       Total assets                                                              $    60,050        $     66,405
                                                                                 ===========        ============

LIABILITIES & SHAREHOLDERS' DEFICIT

Current liabilities:
       Current portion of long-term debt                                         $     2,691        $      4,321
       Accounts payable                                                                7,380              10,507
       Accrued liabilities                                                             7,030               6,230
       Payable to affiliate                                                              253                   -
                                                                                 -----------        ------------

       Total current liabilities                                                      17,354              21,058

Long-term debt, net of current portion                                                52,804              53,371
Other long-term obligations                                                                -                 200

Minority interest in consolidated subsidiaries                                         2,780               2,856

Shareholders' deficit:
       Common stock authorized 30,000,000 shares of $.05 par value each,
           1,510,084  shares issued and outstanding                                       76                  76
       Additional paid in-capital                                                      5,737               5,737
       Accumulated deficit                                                           (18,701)            (16,893)
                                                                                 -----------        ------------

       Total shareholders' deficit                                                   (12,888)            (11,080)
                                                                                 -----------        ------------

       Total liabilities and shareholders' deficit                               $    60,050        $     66,405
                                                                                 ===========        ============

        The accompanying notes are an integral part of these statements.

                       CPT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Years Ended June 30, 1999, 1998 and 1997
                   (000's Except Share and Per Share Amounts)



                                                                              1999               1998               1997
                                                                              ----               ----               ----
Net sales                                                                $    100,385    $       110,830    $        98,199
Cost of sales                                                                  86,097             94,869             86,247
                                                                         ------------    ---------------    ---------------
      Gross profit                                                             14,288             15,961             11,952

Selling, general and administrative                                             7,341              7,380              6,576
                                                                         ------------    ---------------    ---------------
      Operating income                                                          6,947              8,581              5,376

Other expense (income):
      Interest expense                                                          7,323              7,624              7,517
      Minority interest                                                           (76)               529               (244)
      Other, net                                                                  (24)               207                420
                                                                         -------------   ---------------    ---------------
Income (loss) before income taxes                                                (276)               221             (2,317)
Income tax benefit (provision)                                                      -                337               (337)
                                                                         ------------    ---------------    ---------------
Income (loss) from continuing operations before
      extraordinary loss                                                         (276)               558             (2,654)
Extraordinary loss from early extinguishment of debt                           (1,532)                 -                  -
                                                                         -------------   ---------------    ---------------
Net income (loss)                                                        $     (1,808)   $           558    $        (2,654)
                                                                         ============    ===============    ===============

Basic earnings (loss) per share:
Income (loss) before extraordinary loss                                  $      (0.18)   $          0.37    $         (1.76)
Extraordinary loss                                                              (1.02)                 -                  -
                                                                         ------------    ---------------    ---------------
                                                                                                                          -
                                                                         $      (1.20)   $          0.37    $         (1.76)
                                                                         ============    ===============    ===============

Diluted earnings (loss) per share:
Income (loss) before extraordinary loss                                  $      (0.18)   $          0.10    $         (1.76)
Extraordinary loss                                                              (1.02)                 -                  -
                                                                         ------------    ---------------    ---------------

                                                                         $      (1.20)   $          0.10    $         (1.76)
                                                                         ============    ===============    ===============


             The accompanying notes are an integral part of these statements.

                       CPT HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                For the Years Ended June 30, 1999, 1998 and 1997



                                                         ($000's, Except Share Amounts)


                                                          Common Stock                          Additional
                                                                                                  Paid-In               Accumulated
                                                                                                  Capital                 Deficit

                                                  Shares                 Amount

Balance at June 30, 1996                           1,510,084          $          76          $        5,737             $  (14,797)

Net loss                                                   -                      -                       -                 (2,654)
                                                  ----------          -------------          --------------             ----------

Balance at June 30, 1997                           1,510,084                     76                   5,737                (17,451)

Net income                                                 -                      -                       -                    558
                                                  ----------          -------------          --------------             ----------

Balance at June 30, 1998                           1,510,084                     76                   5,737                (16,893)

Net loss                                                   -                      -                       -                 (1,808)
                                                  ----------          -------------          --------------             ----------

Balance at June 30, 1999                           1,510,084          $          76          $        5,737             $  (18,701)
                                                  ==========          =============          ==============             ==========

        The accompanying notes are an integral part of these statements.

                       CPT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Years Ended June 30, 1999, 1998 and 1997
                                     (000's)



                                                                                                   Years ended June 30,
                                                                                            1999              1998          1997
                                                                                            ----              ----          ----
Cash flows from operating activities:
Net income (loss)                                                                        $ (1,808)       $    558      $   (2,654)
Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
         Extraordinary loss                                                                 1,532               -               -
         Minority interest in earnings (loss) of subsidiaries                                 (76)            529            (244)
         Depreciation and amortization                                                      4,523           4,431           4,108
         Loss on disposal of assets                                                           127               -               -
         Deferred caster and melt shop charge                                                   -               -             767
         Deferred taxes                                                                         -            (337)            337
         Changes in current assets and liabilities:
               Decrease (increase) in accounts receivable                                   1,683             525            (965)
               Decrease (increase) in inventory                                             2,180          (2,846)            937
               Increase in other current assets                                              (495)            (48)            (16)
               Increase (decrease) in accounts payable and accrued liabilities             (2,048)          1,594           2,211
               Increase (decrease) in other current liabilities                                 -            (165)            165
                                                                                         --------        --------      ----------

                              Net cash provided by operating activities                     5,618           4,241           4,646
                                                                                         --------        --------      ----------

Cash flows from investing activities:
         Decrease (increase) in other non-current assets                                        1              (1)            279
         Capital expenditures                                                              (1,495)         (1,378)         (3,498)
                                                                                         --------        --------      ----------

                              Net cash used in investing activities                        (1,494)         (1,379)         (3,219)
                                                                                         --------        --------      ----------

                                                            (CONTINUED)


                       CPT HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                For the Years Ended June 30, 1999, 1998 and 1997
                                     (000's)



                                                                                     1999             1998               1997
                                                                                     ----             ----               ----
Cash flows from financing activities: (Note 7)
         Borrowings under Congress senior term loan                                $   19,000    $          -      $           -
         Borrowings under Congress revolving credit facility                            5,630               -                  -
         Net borrowings (repayments) under FINOVA revolving credit facility            (9,843)            592               (621)
         Repayments of FINOVA senior term loans                                       (16,920)         (3,188)            (2,775)
         Borrowings under state/local loans                                                 -               -              1,000
         Repayments of state/local loans                                                 (196)           (190)               (78)
         Proceeds from issuance of other long-term debt                                     -               -              1,000
         Borrowings under unsecured line of credit                                          -               -                 34
         Fees paid for termination of FINOVA credit facilities                           (750)              -                  -
         Deferred financing costs                                                        (765)              -                  -
         Other                                                                           (200)           (100)              (100)
                                                                                   ----------    ------------      -------------

Net cash used in financing activities                                                  (4,044)         (2,886)            (1,540)
                                                                                   ----------    ------------      -------------

Net increase (decrease) in cash and cash equivalents                                       80             (24)              (113)

Cash and cash equivalents:
     Beginning of year                                                                     37              61                174
                                                                                   ----------    ------------      -------------
     End of year                                                                   $      117    $         37      $          61
                                                                                   ==========    ============      =============

Supplemental Data - Cash paid during the year for:
      Interest, net of capitalized amounts                                         $    5,736    $      6,036      $       6,268
                                                                                   ==========    ============      =============
      Income taxes                                                                 $        -    $          -      $           -
                                                                                   ==========    ============      =============



        The accompanying notes are an integral part of these statements.

NOTE 1 - BASIS OF PRESENTATION

Consolidated Accounts

The accompanying consolidated financial statements include the accounts of CPT Holdings, Inc., a Minnesota corporation, and its direct and indirect majority-owned subsidiaries (the "Company"), J&L Structural, Inc. ("J&L"), a Delaware Corporation, J&L Holdings Corp. ("JLH"), a Delaware Corporation, Continuous Caster Corporation ("CCC"), a Delaware Corporation, and H. Industries, Inc. ("Hupp"), an Ohio Corporation. All material intercompany transactions have been eliminated in consolidation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.       The Business

         The Company's operations include two distinct business segments within its single indirect operating subsidiary, J&L: J&L Structural and Brighton. J&L Structural manufactures and fabricates lightweight structural steel shapes which are distributed principally to the manufactured housing, tractor trailer construction and highway safety systems industries. Brighton designs, manufactures and sells steel piercer points which represent disposable tooling used in the production of seamless steel tubes used in the petrochemical industry. CCC is a majority-owned, indirect subsidiary which holds title to 38 acres of undeveloped land adjacent to J&L in Aliquippa, Pennsylvania.

b.       Inventories

         The Company's inventories are valued at the lower of cost (first-in first-out basis) or market value.

c.       Cash Equivalents

         For purposes of cash flows reporting, all investments with original maturities of 90 days or less are treated as cash equivalents.

d.       Property and Depreciation

         Property and equipment are stated at cost. Expenditures for additions, renewals and improvements of property and equipment are capitalized, and expenditures for repairs and maintenance and gains or losses on disposals are included in results of operations. Depreciation is computed using the straight-line method over the estimated useful lives.

e.        Goodwill

         The  goodwill   associated   with   acquisitions   is  amortized  on  a
         straight-line basis over a period of 20 years.

f.       Deferred Financing Costs

         Amortization of deferred financing costs is charged to interest expense on a periodic basis using the effective interest rate method over the term of the Company's senior and subordinated loan facilities with independent lenders.

g.       Impairment

         On an ongoing basis, management reviews the valuation of property, plant and equipment and intangible assets. As part of the review, the Company estimates the value, future benefits and future cash flows generated by the related subsidiaries and assets to determine that no impairment has occurred.

h.        Revenue Recognition

         Revenue is recognized when product is shipped to dealers, distributors and direct customers.

i.       Research and Development

         All product development costs are expensed as incurred. For the years ended June 30, 1999, 1998 and 1997, these amounts were approximately $10,000, $219,000 and $230,000, respectively.

j.       Insurance

         J&L provides health insurance coverage to its employees under self-insurance programs that include stop-loss coverage. Insurance expense is recognized based on estimated losses incurred under the program. Components of insurance expense include paid claims, incurred but not paid claims and estimated incurred but not reported claims.

k.       Income Taxes

         The Company accounts for income taxes utilizing the asset and liability method as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance if management believes it is more likely than not that some portion or all of the deferred tax asset will not be realized.

l.       Earnings Per Share

         Earnings per share are computed as provided for in SFAS No. 128, "Earnings Per Share." Basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share reflects any dilutive impact of options, warrants, and convertible securities.

         The following table sets forth the computation of basic and diluted earnings per common share (in 000's, except per share amounts):

                                                                                          Years Ended June 30,
                                                                                          --------------------
                                                                             1999                  1998                 1997
                                                                             -----                 ----                 ----
           Numerator - Basic
                Income (loss) before extraordinary loss                    $    (276)           $       558           $   (2,654)
                Extraordinary loss                                            (1,532)                     -                    -
                                                                          ----------            -----------           ----------

                Net income (loss) available to common shareholders        $   (1,808)           $       558           $   (2,654)
                                                                          ==========            ===========           ==========

           Numerator - Diluted
                Income (loss) before extraordinary loss                   $     (276)           $       558           $   (2,654)
                Dilution on earnings resulting from subsidiary
                Warrants                                                           -                   (329)                   -
                                                                          ----------            -----------           ----------

                Income (loss) before extraordinary loss                         (276)                   229               (2,654)

                Extraordinary loss                                            (1,532)                     -                    -

                Net income (loss) available to common shareholders        $   (1,808)           $       229           $   (2,654)
                                                                          ==========            ===========           ==========

           Denominator:
                Basic weighted average shares                              1,510,084              1,510,084            1,510,084
                Effect of dilutive securities:
                 Warrants                                                          -                732,573                    -
                                                                          ----------            -----------           ----------

                Diluted weighted-average shares                            1,510,084              2,242,657            1,510,084
                                                                          ==========            ===========           ==========


l.       Earnings Per Share - Continued

           Basic earnings (loss) per share:
                Income (loss) before extraordinary item                   $    (0.18)           $      0.37          $    (1.76)
                Extraordinary loss                                             (1.02)                     -                   -
                                                                          -----------           -----------          -----------
                                                                          $    (1.20)           $      0.37          $    (1.76)
                                                                          ===========           ===========          ===========
           Diluted earnings (loss) per share:
                Income (loss) before extraordinary item                   $    (0.18)           $      0.10          $    (1.76)
                Extraordinary loss                                             (1.02)                     -                   -
                                                                          -----------           -----------          -----------
                                                                          $    (1.20)           $      0.10          $    (1.76)
                                                                          ===========           ===========          ===========

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

n.       Comprehensive Income

         During fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." The Statement requires that all changes in equity during a period from transactions and events from non-owner sources such as foreign currency items, unrealized gains and losses on investment securities, transaction adjustments, and minimum pension liability items, be presented in the income statement or statement of stockholders equity. The Company had no items or comprehensive income for the period.

o.       Accounting for Derivative Instruments and Hedging Activities

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities and requires recognition of all derivatives as either assets or liabilities at fair value. The Company has not completed the process of evaluating the impact that will result from adopting SFAS No. 133. The Company is therefore unable to disclose the impact that adopting the statement will have on its financial position and results of operations when such statement is adopted.

p.       Reclassification

         Certain items in the financial statements have been reclassified to conform to the current year presentation.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at June 30:

                                                                                                 (000's)
                                                                                       1999                1998
           Trade receivables                                                           $7,487              $9,092
           Other                                                                          231                 205
                                                                                       ------              ------
                                                                                        7,718               9,297
           Less allowance for doubtful accounts                                          (131)               (211)
           Less allowance for discounts and returns                                      (324)               (140)
                                                                                       ------              ------

                    Accounts receivable, net                                           $7,263              $8,946
                                                                                       ======              ======





NOTE 4 - INVENTORIES

Inventories consisted of the following at June 30:

                                                                                                          (000's)
                                                                                                  1999                 1998
                   Raw materials                                                               $     2,628         $     3,401
                   Finished goods                                                                    7,914               9,321
                                                                                               -----------         -----------

                            Total                                                              $    10,542         $    12,722
                                                                                               ===========         ===========

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at June 30:

                                                                         Estimated
                                                                         Useful Life                      (000's)
                                                                         -----------                      -------
                                                                                                  1999                 1998
                                                                                                  ----                 ----
                    Land and land improvements                                      -          $       382         $       382
                    Building                                                 30 years                2,200               2,126
                    Machinery and equipment                                7-20 years               46,883              46,751
                    Furniture and fixtures                                  5-7 years                1,066                 767
                    Roll inventory                                            3 years                2,334               1,766
                    Construction-in-process                                         -                  472                 246
                                                                                               -----------         -----------

                                                                                                    53,337              52,038
                    Less accumulated depreciation                                                   14,472              10,674
                                                                                               -----------         -----------
                      Total                                                                    $    38,865         $    41,364
                                                                                               ===========         ===========

NOTE 6 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following at June 30:

                                                                                                          (000's)
                                                                                                  1999                 1998

           Salaries                                                                            $     1,965         $     2,043
           Interest                                                                                  4,011               2,845
           Hupp pension liability                                                                        -                 129
           Other liabilities                                                                         1,054               1,213
                                                                                               -----------         -----------

                    Total                                                                      $     7,030         $     6,230
                                                                                               ===========         ===========

NOTE 7 - LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following at June 30:

                                                                                                          (000's)
                                                                                                  1999                 1998
                                                                                                  ----                 ----
Senior Term Loan, $25,000,000 principal amount,  interest at prime (8.5% at June
30, 1998) plus 2.0%, payable in monthly installments,  beginning August 1, 1995, with final payment due April 1, 2001, senior position  collateralized by all the
assets, contracts, real property and common stock of J&L.                                                -         $    16,920

Revolving Loan Facility,  $15,000,000 principal amount,  interest at prime (8.5%
at June 30,  1998) plus 1.5%,  payable  April 1, 2000,  with a one-year  renewal option, senior position  collateralized by all the assets,  contracts,  and real
property and common stock of J&L.                                                                        -               9,843


Senior Term Loan, $19,000,000 principal amount, interest at prime (7.75% at June
30, 1999) plus 1% per annum or at Eurodollar  rate (5.09% at June 30, 1999) plus
3% payable in  monthly  installments  under an  84-month  amortization  schedule beginning August 1, 1999 with final payment due for the remainder of the balance on June 30,  2002,  unless  extended for  successive  one year terms at the sole option of the lender.  Senior lender position is collateralized by all assets of
J&L including accounts receivable,  inventory, contracts and property, plant and
equipment.                                                                                          19,000                   -

Revolving loan facility,  $16,000,000 principal amount, interest at prime (7.75%
at June 30, 1999) rate plus 0.75% per annum or at Eurodollar rate (5.09% at June
30, 1999) plus 2.75% payable June 30, 2002,  with  consecutive one year renewals at the sole option of the lender.  Senior lender position is  collateralized  by all  assets of J&L  including  accounts  receivable,  inventory,  contracts  and
property, plant and equipment.                                                                       5,630                   -

Subordinated Term Notes,  $23,000,000  principal  amount,  interest at the fixed rate of 13%,  payable  interest only  quarterly  beginning June 30, 1995 through
March 31, 2002 and then quarterly principal payments of $1,500,000 plus interest until due June 30, 2005,  subordinated  position to the senior debt with respect to  collateralization  by all the assets,  contracts,  real  property and common stock of J&L.  The notes have been  discounted  $153,000 at the date of issuance for  financial  statement  reporting  purposes  as a result  of the  fair  value
attributed to their related warrants.                                                               23,000              23,000

Machinery  and  Equipment  Loan Fund (MELF)  loan,  $500,000  principal  amount, interest a fixed rate of 3%, payable  monthly  beginning  December 1, 1996, with final  payment  due  November  1,  2001,  subordinated  position  to senior  and subordinated debt with respect to collateralization by all assets, contracts and
real property of J&L.                                                                                  243                 342

Beaver County  Enterprise Zone and Development  Fund loans,  $250,000  principal amount each, interest at 3% and 4.125%  respectively,  payable monthly beginning
June 1, 1997, with final payment due May 1, 2001,  subordinated  position to the senior and subordinated  debt with respect to  collateralization  by all assets,
contracts and real property of J&L.                                                                    294                 391

Fixed rate 13% debenture agreement with a related investment company, $6,730,000 principal amount,  payable semi-annually interest only beginning October 1, 1995 and due December 15, 2002, secured by the Company's stock held in JLH. The debenture has been  discounted  $840,000 at the date of issuance for  financial  statement reporting  purposes  as a result of the fair  value  attributed  to the  related
warrants.                                                                                            6,730               6,730

Deferred  purchase  money note payable to a related  holding  company,  interest fixed at 11%, payable annually interest only beginning March
15, 1996 and due December 15, 2002.                                                                    475                 475


Unsecured  line of  credit to  $1,000,000  with a  related  investment  company, bearing interest at 13% and payable with interest only  semi-annually  beginning
April 1, 1996 until due in December 15,  2002. The line of credit has been  discounted
$376,000 at the date of issuance for financial statement reporting purposes as a result of the fair value attributed to the related warrants.
                                                                                                     1,000               1,000
                                                                                               -----------         -----------

         Total                                                                                      56,372              58,701
         Less-current maturities                                                                     2,691               4,321
         Less-discounts on long term obligations                                                       877               1,009
                                                                                               -----------         -----------

         Long-term obligations, net                                                            $    52,804         $    53,371
                                                                                               ===========         ===========

The following table sets forth the scheduled maturities of the long-term debt of the Company as of June 30:

                                         (000's)

        2000                            $ 2,691
        2001                              2,923
        2002                             21,053
        2003                             14,205
        2004                              6,000
        Thereafter                        9,500
                                        -------
                                        $56,372

J&L capitalized interest on capital projects during their construction period in fiscal 1997 totaling approximately $130,000.

On June 30, 1999, J&L entered into a new loan and security agreement with Congress Financial Corporation ("Congress") which provides for (i) a revolving loan facility in an amount up to $16,000,000 (ii) an existing equipment term loan in the principal amount of $19,000,000, and (iii) equipment purchase term loans in amounts totaling up to $8,000,000. Proceeds from the financing arrangements were used to repay existing senior term loans and revolving loan facility with FINOVA Capital Corporation ("FINOVA"). As of June 30, 1999, no amounts have been drawn on the equipment purchase term loan facility. As part of the refinancing, J&L's subordinated term notes were also amended on June 30, 1999 to replace the former senior lender with the new senior lender and to revise certain performance covenants. All fees and costs incurred to acquire the new loan and security agreement and to amend the subordinated term notes have been capitalized and are included in deferred financing costs as of June 30, 1999.

On June 30, 1999, the Company recognized a $1,532,000 extraordinary loss as a result of the early termination of the FINOVA senior term loan and revolving loan facility. The extraordinary loss consisted primarily of the write-off of associated deferred financing costs and related amortization and a prepayment premium. No tax benefit was recognized for the extraordinary item due to the valuation allowance recorded against the net deferred tax asset at June 30, 1999.

Under the terms of the revolving loan facility, as of June 30, 1999 and 1998, the Company used $750,000 and $1,500,000, respectively, of its credit availability to issue letters of credit. During 1999, a letter had been issued to an insurance company to collateralize the cost of certain insurance programs. During 1999, letters had been issued to the insurance company and to a supplier for the purchase of raw materials.

The revolving loan facility is subject to a borrowing base calculation for purposes of collateral that is comprised of 85% of eligible accounts receivable less any availability reserves plus the lesser of 60% of eligible inventory or $8,500,000. At June 30, 1999, the borrowing base limit totaled $12,285,500.

The Company continues to remain unable to meet its debt service obligations under various related party obligations including its credit agreement and unsecured line of credit totaling $6,730,000 and $1,000,000 with accrued interest totaling approximately $3,407,000 and $408,000, respectively, to Trinity Investment Corp., and a deferred purchase money note to Ascott Wing, Inc. totaling $475,000 plus accrued interest totaling approximately $196,000 through June 30, 1999. Both Trinity Investment Corp. and Ascott Wing, Inc. have agreed to extend a previously issued waiver deferring any payments due under these obligations from July 1, 1999 to July 1, 2000.

The various loan agreements of J&L include certain provisions which, among other things, provide that J&L will maintain certain tangible net worth, maintain certain financial ratios, limit the amount of annual capital expenditures, and limit the amount of shareholder distributions. At June 30, 1999, J&L was in compliance with all provisions of its loan agreements.

The fair market value of J&L's fixed rate long-term debt on June 30, 1999, including current maturities, approximates its book value. Book value approximates fair value as the interest rates are appropriate based upon the current market conditions for similar loans based upon current credit worthiness and other factors. The fair market value estimate was based on cash flow yield to maturity which was compared to market quotations where possible. Management is not aware of any significant factors that would alter this estimate after that date.

NOTE 8 - INCOME TAXES

For the years ended June 30, 1999, 1998, and 1997 the provision (benefit) for income taxes consisted of the following:

                                                      (000's)

                                           1999         1998       1997
                                           ----         ----       ----
Federal income tax provision             $      -     $    -     $     -
State deferred tax provision (benefit)          -       (337)        337
                                         --------     ------     -------
                           Total         $      -     $ (337)    $   337
                                         --------     ------     -------


The effective income tax rate on income from continuing operations differs from the statutory federal income tax rate for the fiscal years ended June 30, 1999, 1998, and 1997, as follows:

                                                                                                      (000's)
                                                                                      1999              1998          1997
                                                                                      ----              ----          ----
Income tax (benefit) at U.S. Federal statutory rate of 34%                      $        (94)        $      75      $  (788)
State income taxes                                                                       (37)             (307)         337
Utilization of net operating loss carryforwards, increase in
      valuation allowance and other                                                      131              (105)         788
                                                                                ------------         ---------      -------
Income tax provision (benefit)                                                  $          -         $    (337)     $   337
                                                                                ============         =========      =======

Management has calculated its federal and state net operating loss carryforward at June 30, 1999 to be approximately $103,731,000 and $11,907,000. Such losses can be carried forward and expire in the tax years ending June 30, 2008 through 2019.

Temporary differences between financial statement carrying amounts and tax bases of assets and liabilities at June 30, 1999 and 1998 were as follows:

                                                               (000's)
                                                     1999               1998
Current deferred taxes:
Accrued expenses                                 $        572       $       474
Inventory                                                 345               347
Valuation allowance                                      (917)             (821)
                                                 ------------       -----------
Net current deferred tax asset                   $          -       $         -
                                                 ============       ===========

Non-current deferred taxes:
Property, plant and equipment and intangibles    $     (5,922)      $    (4,435)
Net operating losses (federal and state)               36,412            35,111
Other                                                     134                87
Valuation allowance                                   (30,624)          (30,763)
                                                 ------------       -----------
Total non-current deferred tax liability         $          -       $         -
                                                 ============       ===========

The Company reduced valuation allowances by approximately $337,000 during 1998 to reflect the effect of legislation enacted in 1997, which extended the carryforward period for the state tax net operating losses. Management has recorded a valuation allowance at June 30, 1999 and 1998 against the deferred tax assets due to their belief that recovery of these future deductions against future taxable income is less than likely.

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

NOTE 10 - BENEFIT PLANS

J&L maintains a defined contribution (money purchase) plan for substantially all employees whereby J&L makes contributions, at designated rates, based on hours worked. All contributions required under the plan have been funded as of June 30, 1999, 1998 and 1997. Pension expense for the years ended June 30, 1999, 1998, and 1997 was approximately $646,000, $584,000 and $582,000, respectively.

J&L participates in the National Industrial Group Pension Plan which is a multi-employer defined benefit pension plan covering all employees of Brighton's collective bargaining unit. All contributions required under the plan have been funded as of June 30, 1999, 1998 and 1997. A withdrawal from the plan would trigger an obligation to the plan for a portion of the unfunded benefit obligation. Pension expense for the years ended June 30, 1999, 1998 and 1997 was approximately $27,000, $34,000 and $40,000, respectively.

J&L provides a profit sharing plan for substantially all employees. The amount available for profit sharing is based on a return on sales formula using defined levels of pretax income. For those employees compensated under terms of collective bargaining agreements, distributions are calculated and paid quarterly. For other eligible employees, calculations and distributions are made at J&L's fiscal year end. Such amounts have been reflected as current liabilities in the accompanying consolidated balance sheets. Profit sharing expense for the years ended June 30, 1999, 1998 and 1997 was approximately $1,038,000, $1,111,000 and $764,000, respectively.

J&L also maintains separate 401(k) or salary deferral plans for substantially all of its employees. Participation in these plans is based on hours of service. Both plans provide for employee contributions up to 20% of wages subject to certain adjustments. The plan associated with the collective bargaining agreement provides for discretionary company contributions. For the years ended June 30, 1999, 1998 and 1997, no employer contributions were made.

In connection with its collective bargaining agreement with the Industrial and Allied Employees Union Local No. 73 (the "Union"), Hupp participated in a multi-employer defined benefit pension plan. The plan covered all of Hupp's employees who were members of the Union. As a result of the secured party asset sale on October 27, 1994, Hupp was deemed to have withdrawn from the plan. This withdrawal triggered a demand for payment of withdrawal liability by the Union (see Note 11).

NOTE 11 - LITIGATION, COMMITMENTS AND CONTINGENCIES

The Industrial and Allied Employees Union Local No. 73 Pension Plan (the "Plan") issued a claim for payment of withdrawal liability totaling approximately $870,000 under Section 4219 of ERISA against Hupp, CPT and all "controlled group members", as a result of Hupp's cessation of contributions to the Plan following the discontinuance of Hupp's business in October 1994. On July 10, 1996, an arbitrator sustained the Plan's claim of withdrawal liability against CPT. Pursuant to ERISA, CPT subsequently appealed the arbitration decision to the U.S. District Court for the Northern District of Ohio. On September 17, 1997, in response to CPT's appeal, the District Court vacated in part, and confirmed in part the arbitrator's award. In its judgement, the District Court reduced the award in favor of the Plan from approximately $870,000 to $62,696. The Plan subsequently appealed the District Court's ruling to the United States Court of Appeals for the Sixth Circuit. On December 8, 1998, the Sixth Circuit reversed the decision of the District Court and reinstated the original arbitration award. On January 21, 1999, the Sixth Circuit denied CPT's petition for a rehearing, rendering the decision final. No future appeal has been or will be pursued by CPT. CPT made a payment of approximately $188,000 in June 1999 to the Plan which reflects the satisfaction of the arbitration award.

In 1995, J&L signed a contract for turnkey development, fabrication, and installation of a new reheat furnace. Furnace startup took place in July 1996, with the entire project having a total cost of approximately $8.5 million. Of this amount, $7.1 million had been disbursed through June 30, 1998. J&L had been in the process of arbitration with the furnace builder regarding the final payment of $1.4 million as the Company believed performance testing results did not meet contract specifications. The $1.4 million had been accrued in full by the Company. On April 20, 1999, the arbitrators stipulated that J&L pay the remaining project cost, offset by approximately $300,000 of warranty claims which had been awarded to J&L as part of the same arbitration process.
At June 30, 1999, all required payments under the arbitrators decision had been made.

During 1999, J&L entered into an agreement to purchase certain daily quantities of gas for the period of November 1999 through October 2000. Total commitments remaining under this agreement approximated $1,446,000 as of June 30, 1999.

One June 30, 1999, the Company entered into turnkey engineering, procurement and construction agreements for upgrades to the Aliquippa mill in the amounts totaling $4,850,000 and $2,550,000.

The Company is involved in various legal actions arising in the normal course of business. While it is not possible to determine with certainty the outcome of these matters, in the opinion of management, the eventual resolution of the claims and actions outstanding will not have a material adverse effect on the Company's financial position or operating results.

NOTE 12 - RELATED PARTY TRANSACTIONS

A management agreement exists between the Company and J&L whereby the Company or its designated affiliate provides executive management advisory services to J&L. The contract term of the agreement is for a period of six years through March 2001 and is subject to being automatically renewed annually thereafter, unless terminated by any party to the agreement. Annual amounts due to the Company under this agreement total $600,000, which includes out-of-pocket expenses incurred by the Company of up to $150,000 annually. The Company exercised its right under the agreement to designate Mentmore Holdings Corporation ("Mentmore") as the management advisory service provider and as a result has assigned all fees the Company is entitled to under this agreement to Mentmore. Management fee expense paid to Mentmore for the years ended June 30, 1999, 1998 and 1997 under this agreement totaled $600,000 per year. Effective July 1, 1999, for a period of one year, the management advisory services agreement with J&L was amended to reduce annual compensation to $528,000.

During fiscal 1999, Mentmore provided investment banking services in connection with J&L's refinancing of its senior credit facility charging J&L related fees of $200,000.

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

NOTE 13 - SEGMENT INFORMATION

The Company's continuing operations include two distinct business segments, J&L Structural and Brighton, within its single operating subsidiary, J&L. The distinction between the two segments is primarily driven by the difference in products manufactured and the markets served. J&L Structural manufactures and fabricates lightweight structural steel shapes which are distributed principally to the manufactured housing, truck trailer construction and highway safety system industries. Brighton designs, manufactures and sells steel piercer points which represent disposable tooling used in the production of seamless steel tubes which are primarily used in the petrochemical industry. There are no intersegment sales between J&L and Brighton. Interest expense and the extraordinary item are recorded and evaluated at the corporate level and are not allocated to the segments. Financial information for continuing operations by business segment for the fiscal years ended June 30, is as follows (in thousands):

                                                                           1999                1998                 1997
                                                                           ----                ----                 ----
           Sales to unaffiliated customers:
           Brighton                                                 $         3,942    $          6,603      $         6,055
           J&L Structural                                                    96,443             104,227               92,144
                                                                    ---------------    ----------------      ---------------
           Total                                                    $       100,385    $        110,830      $        98,199
                                                                    ===============    ================      ===============

           Depreciation and amortization:
           Brighton                                                 $           204    $            192      $           162
           J&L Structural                                                     4,200               4,106                3,836
           Corporate and Other                                                  119                 133                  110
                                                                    ---------------    ----------------      ---------------
           Total                                                    $         4,523    $          4,431      $         4,108
                                                                    ===============    ================      ===============

           Operating income (loss):
           Brighton                                                 $           460    $          1,348      $         1,107
           J&L Structural                                                     6,487               7,649                4,764
           Corporate and Other                                                    -               (314)                 (495)
                                                                    ---------------    ----------------      ---------------
           Total                                                    $         6,947    $          8,683      $         5,376
                                                                    ===============    ================      ===============

           Total assets:
           Brighton                                                 $         4,771    $          4,811      $         3,847
           J&L Structural                                                    55,128              61,491               63,147
           Corporate and Other                                                 151                  103                  176
                                                                    ---------------    ----------------      ---------------
           Total                                                    $        60,050    $         66,405      $        67,170
                                                                    ===============    ================      ===============

           Capital expenditures:
           Brighton                                                 $            74    $            211      $            85
           J&L Structural                                                     1,421               1,167                3,413
                                                                    ---------------    ----------------      ---------------
           Total                                                    $         1,495    $          1,378      $         3,498
                                                                    ===============    ================      ===============

For the year ended June 30, 1999, one J&L Structural customer accounted for approximately 11% of the Company's net sales. For the years ended June 30, 1998 and 1997, no customer accounted for more than 10% of the Company's net sales. Brighton's net sales were driven by five customers that comprised 81%, 84% and 80% of Brighton's total net sales in 1999, 1998 and 1997, respectively.

The Company primarily sells to domestic customers. International customers comprised 2.7%, 2.1% and 0.9% of total sales for the fiscal years ended June 30, 1999, 1998, and 1997, respectively. All of the Company's foreign customers are located in Canada.

                               CPT HOLDINGS, INC.
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                    June 30,
                                     (000's)

                                                                               1999              1998               1997
                                                                               ----              ----               ----
     Balance Sheets
     Assets

     Cash and cash equivalents                                           $          52    $           2    $           18
     Prepaid expenses and other                                                      -                -               203
     EITF 88-16 basis adjustment                                                (9,705)          (9,705)           (9,705)
     Investment in subsidiary                                                    9,032            9,529             7,506
                                                                         -------------    -------------    --------------
     Total assets                                                        $        (621)   $        (174)   $       (1,978)
                                                                         =============    =============    ==============

     Liabilities and Shareholders' Deficit
     Accrued liabilities                                                 $       4,529    $       3,185    $        2,079
     Due to subsidiaries                                                            49              152               200
     Long-term obligations                                                       7,441            7,321             7,188

     Common stock: authorized 30,000,000 shares
         at $0.05 par value each, 1,510,084 shares
         issued and outstanding                                                     76               76                76
     Additional paid-in capital                                                  5,737            5,737             5,737
     EITF 88-16 basis adjustment                                                (9,705)          (9,705)           (9,705)
     Accumulated deficit                                                        (8,748)          (6,940)           (7,553)
                                                                         -------------    -------------    --------------
                                                                               (12,640)         (10,832)          (11,445)
                                                                         -------------    -------------    --------------
     Total shareholders' deficit
                                                                         $        (621)   $        (174)   $       (1,978)
                                                                         =============    =============    ==============
     Total liabilities and shareholders' deficit

     Statement of Cash Flows

     Cash flows from operating activities                                $        (139)   $        (140)   $         (370)
     Cash flows from investing activities                                            -                -                 -
     Cash flows from financing activities                                          189              124               297
                                                                         -------------    --------------   --------------

     Increase (decrease) in cash and cash equivalent                                50              (16)              (73)

     Cash and cash equivalents:
     Beginning of year                                                               2               18                91
                                                                         -------------    -------------    --------------
     End of year                                                         $          52    $           2    $           18
                                                                         =============    =============    ==============

     Statements of Earnings (Loss)

     Earnings (loss) in subsidiaries                                     $        (307)   $       2,091    $       (1,185)
     Other income                                                                   25              132                48
     Interest expense                                                           (1,526)          (1,406)           (1,215)
     Operating expenses                                                              -             (259)             (302)
                                                                         --------------   -------------    --------------

     Net income (loss)                                                   $      (1,808)   $         558    $       (2,654)
                                                                         ==============   =============    ==============


                       CPT HOLDINGS, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                For the years ended June 30, 1999, 1998 and 1997
                                     (000's)

     Column A                              Column B          Column C          Column D          Column E
     ---------------------------------- ----------------- ----------------- ----------------- -----------------

     Description                          Balance at         Charges to      Retirements 2     Balance at end
                                         beginning of     costs & expenses                       of period
                                            period
     ---------------------------------- ----------------- ----------------- ----------------- -----------------

     1999
         Allowance for Doubtful
         Accounts in Accounts
         Receivable                              $ 211            $  75             $ 155           $ 131
                                                 =====            =====             =====           =====

     Allowance for Sales Discounts
         and Claims                              $ 140            $ 231             $  47           $ 324
                                                 =====            =====             =====           =====

     1998
         Allowance for Doubtful
         Accounts in Accounts
         Receivable                              $ 151            $ 158             $  98           $ 211
                                                 =====            =====             =====           =====

     Allowance for Sales Discounts
         and Claims                              $  67            $ 567             $ 494           $ 140
                                                 =====            =====             =====           =====

     1997
         Allowance for Doubtful
         Accounts in Accounts
         Receivable                              $ 206            $  60             $ 115           $ 151
                                                 =====            =====             =====           =====

     Allowance for Sales Discounts
         and Claims                              $ 101            $ 266             $ 300           $  67
                                                 =====            =====             =====           =====


--------

2 Represents write-offs of uncollectable accounts or realized sales discounts and claims.

                          LOAN AND SECURITY AGREEMENT

                                  by and among

                         CONGRESS FINANCIAL CORPORATION
                                    as Lender

                                       and

                              J&L STRUCTURAL, INC.
                                   as Borrower

                               J&L HOLDINGS CORP.
                          CONTINUOUS CASTER CORPORATION
                                  as Guarantors





                              Dated: June 30, 1999

                                     189-5


                                TABLE OF CONTENTS

SECTION 1.   DEFINITIONS..........................................................................................1

SECTION 2.   CREDIT FACILITIES...................................................................................19
         2.1  Loans..............................................................................................19
         2.2  Letter of Credit Accommodations....................................................................21
         2.3  Existing Equipment Term Loan.......................................................................23
         2.4  Equipment Purchase Term Loans......................................................................24
         2.5  Availability Reserves..............................................................................26

SECTION 3.   INTEREST AND FEES...................................................................................26
         3.1  Interest...........................................................................................26
         3.2  Closing Fee........................................................................................28
         3.3  Servicing Fee......................................................................................28
         3.4  Unused Line Fee....................................................................................28
         3.5  Changes in Laws and Increased Costs of Loans.......................................................29

SECTION 4.   CONDITIONS PRECEDENT................................................................................30
         4.1  Conditions Precedent to Initial Loans and Letter of Credit Accommodations..........................30
         4.2  Conditions Precedent to All Loans and Letter of Credit Accommodations..............................32

SECTION 5.  GRANT OF SECURITY INTEREST...........................................................................33

SECTION 6.   COLLECTION AND ADMINISTRATION.......................................................................34
         6.1  Borrower's Loan Account............................................................................34
         6.2  Statements.........................................................................................34
         6.3  Collection of Accounts.............................................................................35
         6.4  Payments...........................................................................................36
         6.5  Authorization to Make Loans........................................................................36
         6.6  Use of Proceeds....................................................................................37

SECTION 7.   COLLATERAL REPORTING AND COVENANTS..................................................................37
         7.1  Collateral Reporting...............................................................................37
         7.2  Accounts Covenants.................................................................................38
         7.3  Inventory Covenants................................................................................39
         7.4  Equipment and Real Property Covenants..............................................................40
         7.5  Right to Cure......................................................................................41
         7.6  Power of Attorney..................................................................................41
         7.7  Access to Premises.................................................................................42

SECTION 8.   REPRESENTATIONS AND WARRANTIES......................................................................42
         8.1  Corporate Existence, Power and Authority; Subsidiaries.............................................42

189-5
                                       (i)

         8.2  Financial Statements; No Material Adverse Change...................................................43
         8.3  Chief Executive Office; Collateral Locations.......................................................43
         8.4  Priority of Liens; Title to Properties.............................................................43
         8.5  Tax Returns........................................................................................44
         8.6  Litigation.........................................................................................44
         8.7  Compliance with Other Agreements and Applicable Laws...............................................44
         8.8  Bank Accounts......................................................................................44
         8.9  Environmental Compliance...........................................................................45
         8.10  Employee Benefits.................................................................................45
         8.11  Accuracy and Completeness of Information..........................................................46
         8.12  Survival of Warranties; Cumulative................................................................47

SECTION 9.   AFFIRMATIVE AND NEGATIVE COVENANTS..................................................................47
         9.1  Maintenance of Existence...........................................................................47
         9.2  New Collateral Locations...........................................................................47
         9.3  Compliance with Laws, Regulations, Etc.............................................................47
         9.4  Payment of Taxes and Claims........................................................................49
         9.5  Insurance..........................................................................................49
         9.6  Financial Statements and Other Information.........................................................50
         9.7  Sale of Assets, Consolidation, Merger, Dissolution, Etc............................................51
         9.8  Encumbrances.......................................................................................53
         9.9  Indebtedness.......................................................................................55
         9.10  Loans, Investments, Guarantees, Etc...............................................................59
         9.11  Dividends and Redemptions.........................................................................61
         9.12  Transactions with Affiliates......................................................................61
         9.13  Additional Bank Accounts..........................................................................62
         9.14  Compliance with ERISA.............................................................................63
         9.15  After Acquired Real Property......................................................................63
         9.16  Adjusted Tangible Net Worth.......................................................................64
         9.17  Year 2000 Compliance..............................................................................64
         9.18 End of Fiscal Years................................................................................64
         9.19  Costs and Expenses................................................................................64
         9.20  Further Assurances................................................................................65

SECTION 10.   EVENTS OF DEFAULT AND REMEDIES.....................................................................65
         10.1  Events of Default.................................................................................65
         10.2  Remedies..........................................................................................67
         10.3 Confession of Judgment.............................................................................69

SECTION 11.   JURY TRIAL WAIVER; OTHER WAIVERS
                   AND CONSENTS; GOVERNING LAW      .............................................................70
         11.1  Governing Law; Choice of Forum; Service of Process; Jury Trial Waiver.............................70
         11.2  Waiver of Notices.................................................................................71

189-5
                                      (ii)

         11.3  Amendments and Waivers............................................................................71
         11.4  Waiver of Counterclaims...........................................................................72
         11.5  Indemnification...................................................................................72

SECTION 12.   TERM OF AGREEMENT; MISCELLANEOUS...................................................................72
         12.1  Term..............................................................................................72
         12.2  Notices...........................................................................................74
         12.3  Partial Invalidity................................................................................74
         12.4  Successors........................................................................................74
         12.5  Entire Agreement..................................................................................75



189-5

                                      (iii)

                                    INDEX TO
                             EXHIBITS AND SCHEDULES


Exhibit A                 Information Certificate for Borrowers and Guarantors

Exhibit B                 Form of Equipment Purchase Loan Note

Schedule 1.35             Existing Lenders

Schedule 1.36             Existing Letters of Credit

Schedule 1.53             Municipal Debt Agreements

Schedule 6.5              Authorized Persons to Request Loans and
                          Letter of Credit Accommodations

Schedule 8.4              Existing Liens

Schedule 8.8              Bank Accounts

Schedule 8.9              Environmental Compliance

Schedule 8.10             ERISA Compliance

Schedule 9.10             Loans, Advances and Guarantees


189-5
                                       (i)

                           LOAN AND SECURITY AGREEMENT


         This Loan and Security Agreement dated June 30, 1999 is entered into by and among Congress Financial Corporation, a Delaware corporation ("Lender") and J&L Structural, Inc., a Delaware corporation ("Borrower") and J&L Holdings Corp., a Delaware corporation ("Holdings") and Continuous Caster Corporation, a Delaware corporation ("CCC"; and together with Holdings, individually, each a "Guarantor" and collectively, "Guarantors").


                              W I T N E S S E T H:


         WHEREAS, Borrower and Guarantors have requested that Lender enter into certain financing arrangements with Borrower pursuant to which Lender may make loans and provide other financial accommodations to Borrower; and

         WHEREAS, Lender is willing to make such loans and advances and provide such financial accommodations on the terms and conditions set forth herein.

         NOW, THEREFORE, in consideration of the mutual conditions and agreements set forth herein, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:


SECTION 1.   DEFINITIONS

         All terms used herein which are defined in Article 1 or Article 9 of the Uniform Commercial Code shall have the meanings given therein unless otherwise defined in this Agreement. All references to the plural herein shall also mean the singular and to the singular shall also mean the plural. All references to Borrower pursuant to the definition set forth in the recitals hereto, unless the context otherwise requires, shall mean Borrower and its successors and assigns. All references to Guarantors pursuant to the definition set forth in the recitals hereto, unless the context otherwise requires, shall mean each and all of them and their respective successors and assigns, individually and collectively, jointly and severally. All references to Lender pursuant to the definitions set forth in the recitals hereto, or to any other person herein, shall include their respective successors and assigns. The words "hereof", "herein", "hereunder", "this Agreement" and words of similar import when used in this Agreement shall refer to this Agreement as a whole and not any particular provision of this Agreement and as this Agreement now exists or may hereafter be amended, modified, supplemented, extended, renewed, restated or replaced. The word "including" when used in this Agreement shall mean "including, without limitation". An Event of Default shall exist or continue or be

189-5
continuing until such Event of Default is waived in accordance with Section 11.3 or is cured in a manner satisfactory to Lender if such Event of Default is capable of being cured as determined by Lender. Any accounting term used herein unless otherwise defined in this Agreement shall have the meanings customarily given to such term in accordance with GAAP. For purposes of this Agreement, the following terms shall have the respective meanings given to them below:

         1.1 "Accounts" shall mean all present and future rights of Borrower to payment for goods sold or leased or for services rendered, which are not evidenced by instruments or chattel paper, and whether or not earned by performance.

         1.2 "Adjusted Eurodollar Rate" shall mean, with respect to each Interest Period for any Eurodollar Rate Loan, the rate per annum (rounded upwards, if necessary, to the next one-sixteenth (1/16) of one (1%) percent) determined by dividing (a) the Eurodollar Rate for such Interest Period by (b) a percentage equal to: (i) one (1) minus (ii) the Reserve Percentage. For purposes hereof, "Reserve Percentage" shall mean the reserve percentage, expressed as a decimal, prescribed by any United States or foreign banking authority for determining the reserve requirement which is or would be applicable to deposits of United States dollars in a non-United States or an international banking office of Reference Bank used to fund a Eurodollar Rate Loan or any Eurodollar Rate Loan made with the proceeds of such deposit, whether or not the Reference Bank actually holds or has made any such deposits or loans. The Adjusted Eurodollar Rate shall be adjusted on and as of the effective day of any change in the Reserve Percentage.

         1.3 "Adjusted Tangible Net Worth" shall mean as to any Person, at any time, in accordance with GAAP (except as otherwise specifically set forth below), on a consolidated basis for such Person and its Subsidiaries (if any), the amount equal to: (a) the difference between: (i) the aggregate net book value of all assets of such Person and its subsidiaries (excluding the value of patents, trademarks, tradenames, copyrights, licenses, goodwill and other intangible assets), calculating the book value of inventory for this purpose on a first-in-first-out basis, after deducting from such book values all appropriate reserves in accordance with GAAP (including all reserves for doubtful receivables, obsolescence, depreciation and amortization) and (ii) the aggregate amount of the indebtedness and other liabilities of such Person and its subsidiaries (including tax and other proper accruals) plus (b) indebtedness of such Person and its subsidiaries which is subordinated in right of payment to the full and final payment of all of the Obligations on terms and conditions acceptable to Lender (including, the subordinated indebtedness of Borrower permitted under Section 9.9 hereof).

         1.4 "Affiliate" shall mean, with respect to a specified Person, a partnership, corporation or any other person which directly or indirectly, through one or more intermediaries, controls or is controlled by or is under common control with such

189-5

Person, and without limiting the generality of the foregoing, includes (a) any Person which beneficially owns or holds five (5%) percent or more of any class of voting securities of such Person or other equity interests in such Person;
(b) any Person of which such Person beneficially owns or holds five (5%) percent or more of any class of voting securities or in which such Person beneficially owns or holds five (5%) percent or more of the equity interests; and (c) any director, officer or employee of such Person. For the purposes of this definition, the term "control" (including with correlative meanings, the terms "controlled by" and "under common control with"), as used with respect to any Person, means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of such Person, whether through the ownership of voting securities or by contract or otherwise.

         1.5 "Availability Reserves" shall mean, as of any date of determination, such amounts as Lender, may from time to time establish and revise in good faith reducing the amount of Loans and Letter of Credit Accommodations which would otherwise be available to Borrower under the lending formula(s) provided for herein: (a) to reflect events, conditions, contingencies or risks which, as determined by Lender in good faith, adversely affect or have a reasonable likelihood of adversely affecting either (i) the Collateral or any other property which is security for the Obligations, its value or the amount which may be realized by Lender from the sale or other disposition thereof, or
(ii) the assets,  business or financial condition of Borrower or any Obligor, or
(iii) the security interests and other rights of Lender in the Collateral (including the enforceability, perfection and priority thereof), or (b) to reflect Lender's good faith belief that any collateral report or financial information furnished by or on behalf of Borrower or any Obligor to Lender is or may have been incomplete, inaccurate or misleading in any material respect or
(c) to  reflect  outstanding  Letter of Credit  Accommodations  as  provided  in
Section 2.2 hereof or (d) in respect of any state of facts which Lender determines in good faith constitutes an Event of Default or may, with notice or passage of time or both, constitute an Event of Default or (e) to reflect any rental payments, service charges or other amounts due to lessors of real or personal property (other than amounts due to lessors who have executed and delivered Collateral Access Agreements) to the extent Inventory is located in or on such property (subject to Section 1.19 hereof) or (f) to reflect $268,000 of real estate taxes currently due and payable but not yet delinquent in respect of Borrower's Real Property.

         1.6 "Blocked Accounts" shall have the meaning set forth in Section 6.3 hereof.

         1.7 "Business Day" shall mean any day other than a Saturday, Sunday, or other day on which commercial banks are authorized or required to close under the laws of the State of New York or the Commonwealth of Pennsylvania, and a day on which the Reference Bank and Lender are open for the transaction of business, except that if a determination of a Business Day shall relate to any Eurodollar Rate Loans, the term Business Day shall also exclude any day on which banks are closed for dealings in

189-5
dollar deposits in the London interbank market or other applicable Eurodollar Rate market.

         1.8 "Capital Leases" shall mean, as applied to any Person, any lease of (or any agreement conveying the right to use) any property (whether real, personal or mixed) by such Person as lessee which in accordance with GAAP, is required to be reflected as a liability on the balance sheet of such Person.

         1.9 "Capital Stock" shall mean, with respect to any Person, any and all shares, interests, participations or other equivalents (however designated) of such Person's capital stock, partnership interests or interests in any limited liability company at any time outstanding, and any and all rights, warrants or options exchangeable for or convertible into such capital stock or other interests (but excluding any debt security that is exchangeable for or convertible into such capital stock).

         1.10 "Cash Equivalents" shall mean, at any time, (a) any evidence of Indebtedness with a maturity date of one hundred eighty (180) days or less issued or directly and fully guaranteed or insured by the United States of America or any agency or instrumentality thereof; provided, that, the full faith and credit of the United States of America is pledged in support thereof; (b) certificates of deposit or bankers' acceptances with a maturity of one hundred eighty (180) days or less of any financial institution that is a member of the Federal Reserve System having combined capital and surplus and undivided profits of not less than $250,000,000; (c) commercial paper (including variable rate demand notes) with a maturity of one hundred eighty (180) days or less issued by a corporation (except an Affiliate of Borrower) organized under the laws of any State of the United States of America or the District of Columbia and rated at least A-1 by Standard & Poor's Ratings Service, a division of The McGraw-Hill Companies, Inc. or at least P-1 by Moody's Investors Service, Inc.; (d) repurchase obligations with a term of not more than thirty (30) days for underlying securities of the types described in clause (a) above entered into with any financial institution having combined capital and surplus and undivided profits of not less than $250,000,000; (e) repurchase agreements and reverse repurchase agreements relating to marketable direct obligations issued or unconditionally guaranteed by the United States of America or issued by any governmental agency thereof and backed by the full faith and credit to the United States of America, in each case maturing within one hundred eighty (180) days or less from the date of acquisition; provided, that, the terms of such agreements comply with the guidelines set forth in the Federal Financial Agreements of Depository Institutions with Securities Dealers and Others, as adopted by the Comptroller of the Currency on October 31, 1985; and (f) investments in money market funds and mutual funds which invest substantially all of their assets in securities of the types described in clauses (a) through
(e) above.


189-5

         1.11 "Change of Control" shall mean (a) the transfer (in one transaction or a series of transactions) of all or substantially all of the assets of Borrower or any Guarantor to any Person or group (as such term is used in Section 13(d)(3) of the Exchange Act); (b) the liquidation or dissolution of Borrower or any Guarantor or the adoption of a plan by the stockholders of Borrower or any Guarantor relating to the dissolution or liquidation of Borrower or any Guarantor; (c) the acquisition by any Person or group (as such term is used in Section 13(d)(3) of the Exchange Act) except for one or more Permitted Holders, of beneficial ownership, directly or indirectly, of fifty (50%) percent or more of the voting power of the total outstanding Voting Stock of any Guarantor; (d) the failure of Holdings to own (i) at least eighty (80%) percent of the voting power of the total outstanding Voting Stock of Borrower and (ii) one hundred (100%) percent of the voting power of the total outstanding Voting Stock of CCC and (e) failure of CPT or any of the other Permitted Holders to own at least eighty (80%) of Holdings.

         1.12 "Code" shall mean the Internal Revenue Code of 1986, as the same now exists or may from time to time hereafter be amended, modified, recodified or supplemented, together with all rules, regulations and interpretations thereunder or related thereto.

         1.13 "Collateral" shall have the meaning set forth in Section 5.1 hereof.

         1.14 "Collateral Access Agreement" shall mean an agreement in writing, in form and substance satisfactory to Lender, from any lessor of premises to Borrower or any Guarantor, or any other person to whom any Collateral (including Inventory, Equipment, bills of lading or other documents of title) is consigned or who has custody, control or possession of any such Collateral or is otherwise the owner or operator of any premises on which any of such Collateral is located, pursuant to which such lessor, consignee or other person, inter alia, acknowledges the security interest of Lender in such Collateral, agrees to waive any and all claims such lessor, consignee or other person may, at any time, have against such Collateral, whether for processing, storage or otherwise, and agrees to permit Lender access to, and the right to remain on, the premises of such lessor, consignee or other person so as to exercise the rights and remedies of Lender and otherwise deal with such Collateral.

         1.15 "CPT" shall mean CPT Holdings, Inc., a Minnesota corporation.

         1.16 "Current Municipal Indebtedness" shall mean the Indebtedness of Borrower to Municipalities arising under the Current Municipal Debt Agreements in effect on the date hereof.

         1.17 "Current Portion" shall mean as at each Payment Date, the amount of interest and/or regularly scheduled payments of principal that are payable in cash on the

189-5

Senior Subordinated Notes in respect of the quarterly period ending on such Payment Date.

          1.18 "Eligible Accounts" shall mean the Accounts created by Borrower which are and continue to be acceptable to Lender based on the criteria set forth below. In general, Accounts shall be Eligible Accounts if:

               (a) such Accounts arise from the actual and bona fide sale and delivery of goods by Borrower or rendition of services by Borrower in the ordinary course of its business which transactions are completed in accordance with the terms and provisions contained in any documents related thereto;

               (b) such Accounts are not unpaid more than the earlier of (i) sixty (60) days after the original due date for them or (ii) ninety (90) days after the date of the original invoice for them;

               (c) such Accounts comply with the terms and conditions contained in Section 7.2(c) of this Agreement;

               (d) such Accounts do not arise from sales on consignment, guaranteed sale, sale and return, sale on approval, or other terms under which payment by the account debtor may be conditional or contingent;

               (e) the chief executive office of the account debtor with respect to such Accounts is located in the United States of America or Canada (provided, that, at any time promptly upon Lender's request, Borrower shall execute and deliver, or cause to be executed and delivered, such other agreements, documents and instruments as may be required by Lender to perfect the security interests of Lender in those Accounts of an account debtor with its chief executive office or principal place of business in Canada in accordance with the applicable laws of the Province of Canada in which such chief executive office or principal place of business is located and take or cause to be taken such other and further actions as Lender may request to enable Lender as secured party with respect thereto to collect such Accounts under the applicable Federal or Provincial laws of Canada) or, at Lender's option, if the chief executive office and principal place of business of the account debtor with respect to such Accounts is located other than in the United States of America or Canada, then if either: (i) the account debtor has delivered to Borrower an irrevocable letter of credit issued or confirmed by a bank organized and existing under the laws of the United States of America or any State thereof, satisfactory to Lender and payable only in the United States of America and in U.S. dollars, sufficient to cover such Account, in form and substance satisfactory to Lender and if required by Lender, the original of such letter of credit has been delivered to Lender or the agent of Lender and the issuer thereof notified of the assignment of the proceeds of such letter of credit to Lender, or (ii) such Account is subject to credit

189-5
insurance payable to Lender issued by an insurer and on terms and in an amount acceptable to Lender, or (iii) such Account is otherwise acceptable in all respects to Lender (subject to lending formula with respect thereto as Lender may determine);

               (f) such Accounts do not consist of progress billings, bill and hold invoices or retainage invoices, except as to bill and hold invoices, if Lender shall have received an agreement in writing from the account debtor, in form and substance satisfactory to Lender, confirming the unconditional obligation of the account debtor to take the goods related thereto and pay such invoice;

               (g) the account debtor with respect to such Accounts has not asserted a counterclaim, defense or dispute and does not have, and does not engage in transactions which may give rise to, any right of setoff against such Accounts (but the portion of the Accounts of such account debtor in excess of the amount at any time and from time to time owed by Borrower to such account debtor or claimed owed by such account debtor may be deemed Eligible Accounts);

               (h) there are no facts, events or occurrences which have impaired the validity, enforceability or collectability of such Account or reduced the amount payable or delayed payment thereunder;

               (i) such Accounts are subject to the first priority, valid and perfected security interest of Lender and any goods giving rise thereto are not, and were not at the time of the sale thereof, subject to any liens except those permitted in this Agreement;

               (j) neither the account debtor nor any officer or employee of the account debtor with respect to such Accounts is an officer, employee, agent or other Affiliate of Borrower directly or indirectly;

               (k) the account debtors with respect to such Accounts are not any foreign government, the United States of America, any State, political subdivision, department, agency or instrumentality thereof, unless, if the account debtor is the United States of America, any State, political subdivision, department, agency or instrumentality thereof, upon Lender's request, the Federal Assignment of Claims Act of 1940, as amended or any similar State or local law, if applicable, has been complied with in a manner satisfactory to Lender;

               (l) there are no proceedings or actions which are threatened or pending against the account debtors with respect to such Accounts which might result in any material adverse change in any such account debtor's financial condition;

               (m) such Accounts are not owed by an account debtor who has Accounts unpaid more than the earlier of sixty (60) days after the original due date for such

189-5

Accounts or ninety (90) days after the date of the original invoice for them, which constitute more than fifty (50%) percent of the total Accounts of such account debtor; and

               (n) such Accounts are owed by account debtors whose total indebtedness to such Borrower does not exceed the credit limit with respect to such account debtors as determined by Lender from time to time (but the portion of the Accounts not in excess of such credit limit may be deemed Eligible Accounts);

               (o) such Accounts are owed by account debtors deemed creditworthy at all times by Lender.

General criteria for Eligible Accounts may be established and revised from time to time by Lender in good faith. Any Accounts which are not Eligible Accounts shall nevertheless be part of the Collateral. In the event Lender shall establish new criteria or revise the existing criteria for Eligible Accounts in any respect, Lender shall notify Borrower and upon Borrower's request, Lender shall inform Borrower of the basis for the establishment of such new criteria or revision of such criteria, as the case may be.

         1.19 "Eligible Inventory" shall mean the Inventory of Borrower consisting of finished goods held for resale in the ordinary course of the business of Borrower and raw materials for such finished goods which are acceptable to Lender based on the criteria set forth below. In general, Eligible Inventory shall not include (a) work-in-process; (b) components which are not part of finished goods; (c) spare parts for equipment; (d) packaging and shipping materials; (e) supplies used or consumed in the business of Borrower;
(f) Inventory at premises other than those owned and controlled by Borrower, except any Inventory which would otherwise be deemed Eligible Inventory at locations which are not owned and operated by Borrower may nevertheless be considered Eligible Inventory if: (i) as to premises leased by Borrower (including warehouses and similar facilities) if either (A) Lender shall have received a Collateral Access Agreement duly authorized, executed and delivered by the owner and lessor of such premises or (B) if Lender has not received such Collateral Access Agreement, then Lender shall have established an Availability Reserve in respect of amounts due or to become due to the owner and lessor of such location (without limiting any other rights and remedies of Lender under this Agreement or under the other Financing Agreements with respect to the establishment of Availability Reserves or otherwise) and after giving effect to such Availability Reserves, there is Excess Availability; provided, that, (1) Borrower shall use its best efforts to obtain the Collateral Access Agreement with respect to each of such locations and (2) the Availability Reserves established pursuant to this Section shall not exceed at any time the aggregate of amounts payable to such owners and lessors for the next three (3) months and including amounts, if any, then outstanding and unpaid owed by Borrower to such owners and lessors, provided, that, such limitation on the amount of the Availability Reserves pursuant to this Section shall

189-5
only apply so long as: (aa) no Event of Default shall have exist or have occurred and be continuing, and (bb) Borrower or Lender shall not have received notice of any default or event of default under the agreement with respect to such location and (ii) as to premises of third parties constituting consignees and processors and other like owners and operators, Lender shall have received a Collateral Access Agreement duly authorized, executed and delivered by the owner and operator of such premises, and in addition, if required by Lender: (A) the owner and operator executes appropriate UCC- 1 financing statements in favor of Borrower, which are duly assigned to Lender and (B) any secured lender to such owner and operator is properly notified of the first priority lien of Lender on such Inventory of Lender; (g) Inventory subject to a security interest or lien in favor of any person other than Lender except those permitted in this Agreement; (h) bill and hold goods; (i) unserviceable, obsolete or slow moving Inventory; (j) Inventory which is not subject to the first priority, valid and perfected security interest of Lender; (k) returned, damaged and/or defective Inventory; and (l) Inventory purchased or sold on consignment (except as otherwise provided in Section 1.19(f) above). General criteria for Eligible
Inventory may be established and revised from time to time by Lender. Any Inventory which is not Eligible Inventory shall nevertheless be part of the Collateral. In the event Lender shall establish new criteria or revise the existing criteria for Eligible Inventory in any respect, Lender shall notify Borrower and upon Borrower's request, Lender shall inform Borrower of the basis for the establishment of new criteria or such revision of the existing criteria, as the case may be.

         1.20 "Eligible New Equipment" shall mean Equipment owned by Borrower acquired after the date hereof, which Equipment is in good order, repair, running and marketable condition, located at Borrower's premises and acceptable to Lender in all respects. In general, Eligible New Equipment shall not include:
(a) Equipment at premises other than those owned or leased and controlled by Borrower, except as to premises that are leased by Borrower, only if Lender shall have received a Collateral Access Agreement from the person in possession of such Equipment and/or the owner or operator of such premises in form and substance satisfactory to Lender; (b) Equipment subject to a security interest or lien in favor of any person other than Lender except those permitted in this Agreement; (c) Equipment which is not located in the continental United States of America; (d) Equipment which is not subject to the first priority, valid and perfected security interest of Lender; (e) worn-out obsolete, damaged or defective Equipment or Equipment not used or usable in the ordinary course of Borrower's business as presently conducted; or (f) Equipment not used for the manufacturing of Inventory in the ordinary course of business of Borrower. Any Equipment which is not Eligible New Equipment shall nevertheless be part of the Collateral. In the event Lender shall establish new criteria or revise the existing criteria for Eligible New Equipment in any respect, Lender shall notify Borrower and upon Borrower's request, Lender shall inform Borrower of the basis for the establishment of such new criteria or such revision of the existing criteria, as the case may be.

189-5

         1.21 "Environmental Laws" shall mean all foreign, Federal, State and local laws (including common law), legislation, rules, codes, licenses, permits (including any conditions imposed therein), authorizations, binding judicial or administrative decisions, injunctions or agreements between Borrower and any governmental authority, (a) relating to pollution and the protection, preservation or restoration of the environment (including air, water vapor, surface water, ground water, drinking water, drinking water supply, surface land, subsurface land, plant and animal life or any other natural resource), or to human health or safety, (b) relating to the exposure to, or the use, storage, recycling, treatment, generation, manufacture, processing, distribution, transportation, handling, labeling, production, release or disposal, or threatened release, of Hazardous Materials, or (c) relating to all laws with regard to recordkeeping, notification, disclosure and reporting requirements respecting Hazardous Materials. The term "Environmental Laws" includes (i) the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Federal Superfund Amendments and Reauthorization Act, the Federal Water Pollution Control Act of 1972, the Federal Clean Water Act, the Federal Clean Air Act, the Federal Resource Conservation and Recovery Act of 1976 (including the Hazardous and Solid Waste Amendments thereto), the Federal Solid Waste Disposal and the Federal Toxic Substances Control Act, the Federal Insecticide, Fungicide and Rodenticide Act, and the Federal Safe Drinking Water Act of 1974, (ii) applicable state counterparts to such laws, and (iii) any common law or equitable doctrine that may impose liability or obligations for injuries or damages due to, or threatened as a result of, the presence of or exposure to any Hazardous Materials.

         1.22 "Equipment" shall mean all of Borrower's now owned and hereafter acquired or leased equipment, machinery, computers and computer hardware and software (whether owned or licensed), vehicles, tools, furniture, fixtures, all attachments, accessions and property now or hereafter affixed thereto or used in connection therewith, and substitutions and replacements thereof, wherever located.

         1.23 "Equipment Purchase Term Loan Repayment Date" shall mean August 1, 2006.

         1.24 "Equipment Purchase Term Loans" shall mean the secured term loans hereafter made by Lender to Borrower as provided for in Section 2.4, such term loans being from time to time referred to herein individually as an "Equipment Purchase Term Loan."

         1.25 "Equipment Purchase Term Notes" shall mean, collectively, the Equipment Purchase Term Notes which may at any time hereafter be issued by Borrower to Lender pursuant to Section 2.4 hereof to evidence an Equipment
Purchase Term Loan, such notes being from time to time referred to herein individually as an "Equipment Purchase Term Note."

189-5

         1.26 "ERISA" shall mean the United States Employee Retirement Income Security Act of 1974, as the same now exists or may hereafter from time to time be amended, modified, recodified or supplemented, together with all rules, regulations and interpretations thereunder or related thereto.

         1.27 "ERISA Affiliate" shall mean any person required to be aggregated with Borrower or any Subsidiary of Borrower under Sections 414(b), 414(c), 414(m) or 414(o) of the Code.

         1.28 "Eurodollar Rate" shall mean with respect to the Interest Period for a Eurodollar Rate Loan, the interest rate per annum equal to the arithmetic average of the rates of interest per annum (rounded upwards, if necessary, to the next one-sixteenth (1/16) of one (1%) percent) at which Reference Bank is offered deposits of United States dollars in the London interbank market (or other Eurodollar Rate market selected by Borrower and approved by Lender) on or about 9:00 a.m. (New York City time) two (2) Business Days prior to the commencement of such Interest Period in amounts substantially equal to the principal amount of the Eurodollar Rate Loans requested by and available to Borrower in accordance with this Agreement, with a maturity of comparable duration to the Interest Period selected by Borrower.

         1.29 "Eurodollar Rate Loans" shall mean, individually and collectively, Eurodollar Rate Revolving Loans and Eurodollar Rate Term Loans.

         1.30 "Eurodollar Rate Revolving Loans" shall mean any Revolving Loans or portion thereof on which interest is payable based on the Adjusted Eurodollar Rate in accordance with the terms hereof.

         1.31 "Eurodollar Rate Term Loans" shall mean any Term Loans or portion thereof on which interest is payable based on the Adjusted Eurodollar Rate in accordance with the terms hereof.

         1.32 "Event of Default" shall mean the occurrence or existence of any event or condition described in Section 10.1 hereof.

         1.33 "Excess Availability" shall mean the amount, as determined by Lender, calculated at any time, equal to: (a) the lesser of (i) the amount of the Revolving Loans available to Borrower as of such time based on the applicable lending formulas multiplied by the Net Amount of Eligible Accounts and the Value of Eligible Inventory, as determined by Lender, and subject to the sublimits and Availability Reserves from time to time established by Lender hereunder and (ii) the Revolving Loan Limit, minus (b) the sum of: (i) the amount of all then outstanding and unpaid Obligations (but not including for this purpose the then aggregate outstanding principal amount of the Term Loans), plus (ii) the aggregate amount of all then outstanding and unpaid trade payables

189-5
and other obligations of Borrower which are more than sixty (60) days past due as of such time plus (iii) the amount of any checks issued by Borrower to pay such trade payables (which are more than sixty (60) days past due), but not yet sent.

         1.34 "Exchange Act" shall mean the Securities Exchange Act of 1934, as the same now exists or may from time to time hereafter be amended, modified, recodified or supplemented, together with all rules, regulations and interpretations thereunder or related thereto.

         1.35 "Existing Equipment Term Loan" shall mean the amortizing term loan made by Lender to Borrower as provided in Section 2.3 hereof.

         1.36 "Existing  Lenders"  shall mean the lenders to Borrower  listed on
Schedule 1.36 hereto.

         1.37 "Existing Letters of Credit" shall mean, collectively, the letters of credit issued for the account of Borrower or any Guarantor or for which Borrower or any Guarantor is otherwise liable listed on Schedule 1.37 hereto, as the same now exist or may hereafter be amended, modified, supplemented, extended, renewed, restated or replaced.

         1.38 "Financing Agreements" shall mean, collectively, this Agreement and all notes, guarantees, security agreements and other agreements, documents and instr uments now or at any time hereafter executed and/or delivered by Borrower or any Obligor in connection with this Agreement, as the same now exist or may hereafter be amended, modified, supplemented, extended, renewed, restated or replaced.

         1.39 "Future Municipal Indebtedness" shall mean the Indebtedness of Borrower to Municipalities arising after the date hereof pursuant to Future Municipal Debt Agreements as permitted in accordance with Section 9.9(f) hereof.

         1.40 "GAAP" shall mean generally accepted accounting principles in the United States of America as in effect from time to time as set forth in the opinions and pronouncements of the Accounting Principles Board and the American Institute of Certified Public Accountants and the statements and pronouncements of the Financial Accounting Standards Board which are applicable to the circumstances as of the date of determination consistently applied.

         1.41 "Governmental Authority" shall mean any nation or government, any state, province, or other political subdivision thereof, any central bank (or similar monetary or regulatory authority) thereof, any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government, and any

189-5
corporation or other entity owned or controlled, through stock or capital ownership or otherwise, by any of the foregoing.

         1.42 "Hard Costs" shall mean, with respect to the purchase by Borrower of an item of Eligible New Equipment, the net cash amount actually paid to acquire title to such item, net of all incentives, discounts and rebates, and exclusive of freight, delivery charges, installation costs and charges, trade-in allowances, software costs, charges and fees, warranty costs, taxes, insurance and other incidental costs or expenses and all indirect costs or expenses of any kind.

         1.43 "Hazardous Materials" shall mean any hazardous, toxic or dangerous substances, materials and wastes, including hydrocarbons (including naturally occurring or man-made petroleum and hydrocarbons), flammable explosives, asbestos, urea formaldehyde insulation, radioactive materials, biological substances, polychlorinated biphenyls, pesticides, herbicides and any other kind and/or type of pollutants or contaminants (including materials which include hazardous constituents), sewage sludge, industrial slag, solvents and/or any other similar substances, materials, or wastes and including any other substances, materials or wastes that are or become regulated under any Environmental Law (including any that are or become classified as hazardous or toxic under any Environmental Law).

         1.44 "Indebtedness" shall mean, with respect to any Person, any liability, whether or not contingent, (a) in respect of borrowed money (whether or not the recourse of the lender is to the whole of the assets of such Person or only to a portion hereof) or evidenced by bonds, notes, debentures or similar instruments; (b) representing the balance deferred and unpaid of the purchase price of any property or services (except any such balance that constitutes an account payable to a trade creditor (whether or not an Affiliate) created, incurred, assumed or guaranteed by such Person in the ordinary course of business of such Person in connection with obtaining goods, materials or services that is not overdue by more than ninety (90) days, unless the trade payable is being contested in good faith); (c) all obligations as lessee under leases which have been, or should be, in accordance with GAAP recorded as Capital Leases; (d) any contractual obligation, contingent or otherwise, of such Person to pay or be liable for the payment of any indebtedness described in this definition of another Person, including, without limitation, any such indebtedness, directly or indirectly guaranteed, or any agreement to purchase, repurchase, or otherwise acquire such indebtedness, obligation or liability or any security therefor, or to provide funds for the payment or discharge thereof, or to maintain solvency, assets, level of income, or other financial condition;
(e) all obligations with respect to redeemable stock and redemption or repurchase obligations under any Capital Stock or other equity securities issued by such Person; (f) all reimbursement obligations and other liabilities of such Person with respect to surety bonds (whether bid, performance or otherwise), letters of credit, banker's acceptances or similar documents or instruments issued for such Person's account; and

189-5

(g) all indebtedness of such Person in respect of indebtedness of another Person for borrowed money or indebtedness of another Person otherwise described in this definition which is secured by any consensual lien, security interest, collateral assignment, conditional sale, mortgage, deed of trust, or other encumbrance on any asset of such Person, whether or not such obligations, liabilities or indebtedness are assumed by or are a personal liability of such Person, all as of such time.

         1.45 "Information Certificate" shall mean, collectively, the Information Certificates with respect to Borrower and Guarantors constituting Exhibit A hereto containing material information with respect to Borrower and Guarantors, their respective business and assets provided by or on behalf of Borrower and Guarantors to Lender in connection with the preparation of this Agreement and the other Financing Agreements and the financing arrangements provided for herein.

         1.46 "Interest Period" shall mean for any Eurodollar Rate Loan, a period of approximately one (1), two (2), or three (3) months duration as Borrower may elect, the exact duration to be determined in accordance with the customary practice in the applicable Eurodollar Rate market; provided, that, Borrower may not elect an Interest Period which will end after the last day of the then-current term of this Agreement.

         1.47 "Interest Rate" shall mean the following:

               (a) as to Prime Rate Revolving Loans, a rate equal to three-quarters (.75%) percent per annum in excess of the Prime Rate and, as to Eurodollar Rate Revolving Loans, a rate of two and three-quarters (2.75%) percent per annum in excess of the Adjusted Eurodollar Rate (based on the Eurodollar Rate applicable for the Interest Period selected by Borrower as in effect three (3) Business Days after the date of receipt by Lender of the request of Borrower for such Eurodollar Rate Revolving Loans in accordance with the terms hereof, whether such rate is higher or lower than any rate previously quoted to Borrower);

               (b) as to Prime Rate Term Loans, a rate equal to one (1%) percent per annum in excess of the Prime Rate and as to Eurodollar Rate Term Loans, a rate equal to three (3%) percent in excess of the Adjusted Eurodollar Rate (based on the Eurodollar Rate applicable for the Interest Period selected by Borrower as in effect three (3) Business Days after the date of receipt by Lender of the request of Borrower for such Eurodollar Rate Term Loans in accordance with the terms hereof, whether such rate is higher or lower than any Eurodollar Rate previously quoted to Borrower); and

               (c) notwithstanding anything to the contrary contained herein, the Interest Rate, as to Prime Rate Loans and Eurodollar Rate Loans, shall mean the rate of two (2%) percent per annum more than the otherwise then applicable Interest Rate, at Lender's option, without notice, (i) either (A) for the period on and after the date of

189-5
termination or non-renewal hereof until such time as all Obligations are indefeasibly paid in full, or (B) for the period from and after the date of the occurrence of any Event of Default, and for so long as such Event of Default is continuing as determined by Lender and (ii) on the Loans to Borrower at any time outstanding in excess of the amounts available to Borrower under Section 2 (whether or not such excess(es) arise or are made with or without Lender's knowledge or consent and whether made before or after an Event of Default).

         1.48 "Inventory" shall mean all of Borrower's now owned and hereafter existing or acquired raw materials, work in process, finished goods and all other inventory of whatsoever kind or nature, wherever located.

         1.49 "Letter of Credit Accommodations" shall mean the letters of credit, merchandise purchase or other guaranties which are from time to time either (a) issued or opened by Lender for the account of Borrower or any Obligor or (b) with respect to which Lender has agreed to indemnify the issuer or guaranteed to the issuer the performance by Borrower of its obligations to such issuer (including the Existing Letters of Credit).

         1.50 "Loans" shall mean the Revolving Loans and the Term Loans.

         1.51 "Material  Adverse Effect" shall mean a material adverse effect on
(a) the condition (financial or otherwise), business, performance, operations or properties of Borrower and Guarantors; (b) the legality, validity or enforceability of this Agreement or any of the other Financing Agreements; (c) the legality, validity, enforceability, perfection or priority of the security interests and liens of Lender upon the Collateral or any other property which is security for the Obligations; (d) the Collateral or any other property which is security for the Obligations, or the value of the Collateral or such other property; (e) the ability of Borrower to repay the Obligations or of Borrower or any Guarantor to perform its obligations under this Agreement or any of the other Financing Agreements; or (f) the ability of Lender to enforce the Obligations or realize upon the Collateral or otherwise with respect to the rights and remedies of Lender under this Agreement or any of the other Financing Agreements.

         1.52 "Maximum Credit" shall mean $43,000,000.

         1.53 "Mortgages" shall mean, collectively, the following (as the same now exist or may hereafter be amended, modified, supplemented, extended, renewed, restated or replaced): (a) Open End Mortgage and Security Agreement in favor of Lender with respect to Real Property and related assets of Borrower located in Aliquippa, Pennsylvania and Beaver Falls, Pennsylvania and (b) Open End Leasehold Mortgage and Security Agreement in favor of Lender with respect to Borrower's leasehold interest in Real Property and related assets of Borrower located in Ambridge, Pennsylvania.

189-5

         1.54  "Municipal  Debt  Agreements"  shall  mean,   collectively,   the
following (as the same now exists or may hereafter be amended, modified, supplemented, extended, renewed, restated or replaced): (a) the agreements, documents and instruments listed on Schedule 1.54 hereto in respect of the Current Municipal Indebtedness, (b) the agreements, documents and instruments evidencing all Future Municipal Indebtedness entered into after the date hereof, and (c) all agreements, documents and instruments executed and/or delivered in connection therewith.

         1.55 "Municipal Indebtedness Subordination and Intercreditor Agreement" shall mean the Subordination and Intercreditor Agreement dated the date hereof by and among the appropriate Municipalities and Lender as acknowledged and agreed to by Borrower, providing for, among other things, such parties' relative rights and priorities with respect to the assets and properties of Borrower and the subordination in right of payment of all Current Municipal Indebtedness owed by Borrower or any Obligor to such Municipalities to the right of Lender to receive the prior and final payment and satisfaction in full of the Obligations, as the same now exists or may hereafter be amended, modified, supplemented, extended, renewed, restated or replaced.

         1.56 "Municipalities" shall mean (i) Beaver County Corporation for Economic Development, (ii) Commonwealth of Pennsylvania, acting by and through the Department of Community and Economic Development and (iii) any other Pennsylvania municipality or state agency.

         1.57 "Net Amount of Eligible Accounts" shall mean the gross amount of the Eligible Accounts of Borrower less (a) sales, excise or similar taxes included in the amount thereof and (b) returns, discounts, claims, credits and allowances of any nature at any time issued, owing, granted, outstanding, available or claimed with respect thereto.

         1.58 "Net Proceeds" shall mean the aggregate cash proceeds received by any of Borrower or Guarantors in respect of any asset sale permitted under
Section 9.7 hereof, net of the direct costs relating to such asset sale (including, without limitation, legal, accounting and investment banking fees, and sales commissions), taxes paid or payable as a result thereof (after taking into account any available tax credits or deductions and any tax sharing arrangements), amounts applied to the repayment of Indebtedness secured by a lien on the asset or assets that are the subject of such asset sale. Net Proceeds shall exclude any non-cash proceeds received from any asset sale, but shall include such proceeds when and as converted by Borrower, or any Guarantor.


         1.59 "Obligations" shall mean any and all Loans, Letter of Credit Accommodations and all other obligations, liabilities and indebtedness of every kind, nature and description owing by Borrower to Lender and/or Lender's Affiliates,

189-5
including principal, interest, charges, fees, costs and expenses, however evidenced, whether as principal, surety, endorser, guarantor or otherwise, whether arising under this Agreement or otherwise, whether now existing or hereafter arising, whether arising before, during or after the initial or any renewal term of this Agreement or after the commencement of any case with respect to Borrower under the United States Bankruptcy Code or any similar statute (including, without limitation, the payment of interest and other amounts which would accrue and become due but for the commencement of such case), whether direct or indirect, absolute or contingent, joint or several, due or not due, primary or secondary, liquidated or unliquidated, secured or unsecured, and however acquired by Lender.

         1.60 "Obligor" shall mean any guarantor, endorser, acceptor, surety or other person liable on or with respect to the Obligations or who is the owner of any property which is security for the Obligations, other than Borrower.

         1.61 "Participant" shall mean any person which at any time participates with Lender in respect of the Loans, the Letter of Credit Accommodations or other Obligations or any portion thereof.

         1.62 "Payment Date" shall mean the last Business Day of each calendar quarter, beginning with the quarter ending June 30, 1995.

         1.63  "Permitted  Holders" shall mean (i) Richard L. Kramer and William
L. Remley, (ii) any spouse or immediate family member of any Person named in clause (i) hereof and any child or spouse of any spouse or immediate family member of any such Person, (iii) a trust, corporation, partnership or other entity, the beneficiaries, stockholders, partners, owners or Persons beneficially holding, directly or indirectly, a controlling interest of which consists of any Person named in clause (i) hereof and/or such other Persons referred to in the immediately preceding clause (ii) hereof, or (iv) the trustees of any trust referred to in clause (iii) hereof and (iv) CPT.

         1.64 "Person" or "person" shall mean any individual, sole proprietorship, partnership, corporation (including, without limitation, any corporation which elects subchapter S status under the Code), limited liability company, limited liability partnership, business trust, unincorporated association, joint stock corporation, trust, joint venture or other entity or any government or any agency or instrumentality or political subdivision thereof.

         1.65 "Prime Rate" shall mean the rate from time to time publicly announced by First Union National Bank or its successors, as its prime rate, whether or not such announced rate is the best rate available at such bank.


189-5

         1.66 "Prime Rate Loans" shall mean, individually and collectively, the Prime Rate Revolving Loans and the Prime Rate Term Loans.

         1.67 "Prime Rate Revolving Loans" shall mean any Revolving Loans or portion thereon on which interest is payable based on the Prime Rate in accordance with the terms hereof.

         1.68 "Prime Rate Term Loans" shall mean any Term Loans or portion thereof on which interest is payable based on the Prime Rate in accordance with the terms hereof.

         1.69 "Real Property" shall mean all now owned and hereafter acquired real property of Borrower and/or any Guarantor, including leasehold interests, together with all buildings, structures, and other improvements located thereon and all licenses, easements and appurtenances relating thereto, wherever located, including the real property and related assets located in Aliquippa, Pennsylvania, Beaver Falls, Pennsylvania and Ambridge, Pennsylvania more particularly described in the Mortgages.

         1.70 "Records" shall mean all of Borrower's present and future books of account of every kind or nature, purchase and sale agreements, invoices, ledger cards, bills of lading and other shipping evidence, statements, correspondence, memoranda, credit files and other data relating to the Collateral or any account debtor, together with the tapes, disks, diskettes and other data and software storage media and devices, file cabinets or containers in or on which the foregoing are stored (including any rights of Borrower with respect to the foregoing maintained with or by any other person).

         1.71 "Reference Bank" shall mean First Union National Bank, or such other bank as Lender may from time to time designate.

         1.72 "Repurchase Agreement" shall mean the Repurchase Agreement dated as of April 6, 1995 among Borrower, CPT and the Senior Subordinated Noteholders.

         1.73 "Renewal Date" shall have the meaning set forth in Section 12.1 hereof.

         1.74 "Revolving Loan Limit" shall mean the amount of $16,000,000.

         1.75 "Revolving Loans" shall mean the loans now or hereafter made by Lender to or for the benefit of Borrowers on a revolving basis (involving advances, repayments and readvances) as set forth in Section 2.1 hereof.

         1.76 "Senior Subordinated Note Agreements" shall mean, collectively, the following (as the same now exists as amended through the date hereof or may hereafter be amended, modified, supplemented, extended, renewed, restated or replaced): (a) the

189-5

Senior Subordinated Notes, (b) the Note and Warrant Purchase Agreement dated as of April 6, 1995 by and among Borrower, the Senior Subordinated Noteholders and the Common Stock Purchase Warrants issued thereunder, as amended by: First Amendment to Note and Warrant Purchase Agreement, executed on October 12, 1995 and made effective as of June 30, 1995; Second Amendment to Note and Warrant Purchase Agreement, executed on May 15, 1996 and made effective as of March 31, 1996 and Third Amendment to Note and Warrant Purchase Agreement, executed on the date hereof, (c) the Repurchase Agreement, (d) the Management Subordination Agreement dated as of April 6, 1995 by and among Borrower, Holdings, CPT and the Senior Subordinated Noteholders, (e) the Pledge Agreement dated as of April 6, 1995 by and between Holdings and the Senior Subordinated Noteholders, (f) the Collateral Assignments of Trademarks and Security Agreement dated as of April 6, 1995 by and between Borrower and the Senior Subordinated Noteholders, (g) the Open-End Mortgage dated as of April 6, 1995 made by Borrower in favor of the Senior Subordinated Noteholders and (h) all agreements, documents and instruments executed and/or delivered in connection therewith.

         1.77 "Senior Subordinated Noteholders" shall mean, collectively, each and all of the following and their respective successors and assigns: (a) The Paul Revere Life Insurance Company, (b) The Paul Revere Variable Annuity Insurance Company, (c) The Paul Revere Protective Life Insurance Company, (d) Investors Bank and Trust, as trustee for the Textron Collective Investment Trust and (e) any other person that at any time is a holder of any of the Senior Subordinated Notes.

         1.78 "Senior Subordinated Notes" shall mean, collectively the 13% Senior Subordinated Secured Note due June 30, 2005 dated April 6, 1995 issued by Borrower pursuant to the Senior Subordinated Note Agreements dated April 6, 1995 by and among Borrower and the Senior Subordinated Noteholders, as such notes now exist or may hereafter be amended, modified, supplemented, extended, renewed, restated or replaced.

         1.79 "Subordination and Intercreditor Agreement" shall mean the Subordination and Intercreditor Agreement dated the date hereof by and among and the Senior Subordinated Noteholders and Lender as acknowledged and agreed to by Borrower, providing for, among other things, such parties' relative rights and priorities with respect to the assets and properties of Borrower and the subordination in right of payment of all indebtedness owed by Borrower or any Obligor to the right of Lender to receive the prior and final payment and satisfaction in full of the Obligations, as the same now exists or may hereafter be amended, modified, supplemented, extended, renewed, restated or replaced.

         1.80 "Subsidiary" or "subsidiary" shall mean, with respect to any Person, any corporation, limited or general partnership, trust, association or other business entity of

189-5
which an aggregate of at least a majority of the outstanding Capital Stock or other interests entitled to vote in the election of the board of directors of such corporation (irrespective of whether, at the time, Capital Stock of any other class or classes of such corporation shall have or might have voting power by reason of the happening of any contingency), managers, trustees or other controlling persons, or an equivalent controlling interest therein, of such Person is, at the time, directly or indirectly, owned by such Person and/or one or more subsidiaries of such Person.

         1.81 "Term Loans" shall mean, individually and collectively, the Existing Equipment Term Loan and the Equipment Purchase Term Loans.

         1.82 "Value" shall mean, as determined by Lender, with respect to Inventory, the lower of (a) cost computed on a first-in-first-out basis in accordance with GAAP or (b) market value.

         1.83 "Voting Stock" shall mean with respect to any Person, (a) one (1) or more classes of Capital Stock of such Person having general voting powers to elect at least a majority of the board of directors, managers or trustees of such Person, irrespective of whether at the time Capital Stock of any other class or classes have or might have voting power by reason of the happening of any contingency, and (b) any Capital Stock of such Person convertible or exchangeable without restriction at the option of the holder thereof into Capital Stock of such Person described in clause (a) of this definition.


SECTION 2.   CREDIT FACILITIES

         2.1 Loans.

               (a) Subject to and upon the terms and conditions contained herein, Lender agrees to make Loans to Borrower from time to time in amounts requested by Borrower up to the amount equal to:

                      (i) eighty-five (85%) percent of the Net Amount of Eligible Accounts, plus

                      (ii) the lesser of (A) sixty (60%) percent of the Value of Eligible Inventory, or (B) $8,500,000, less

                      (iii) any Availability Reserves.

               (b) Lender may, in its discretion, from time to time, upon not less than five (5) days prior notice to Borrower, (i) reduce the lending formula with respect to Eligible

189-5

Accounts to the extent that Lender determines in good faith that: (A) the dilution with respect to the Accounts of Borrower for any period (based on the ratio of (1) the aggregate amount of reductions in Accounts other than as a result of payments in cash to (2) the aggregate amount of total sales) has increased or may be reasonably anticipated to increase above historical levels, or (B) the general creditworthiness of account debtors has declined or (ii) reduce the lending formula(s) with respect to Eligible Inventory of Borrower to the extent that Lender determines in good faith that: (A) the number of days of the turnover of the Inventory for any period has negatively changed in any material respect or (B) the liquidation value of the Eligible Inventory, or any category thereof, has decreased, or (C) the nature, quality and mix of the Inventory has deteriorated. The amount of any reduction in any lending formula by Lender pursuant to this Section 2.1(b) shall have a reasonable relationship to the matter which is the basis for such reduction in the good faith determination of Lender. To the extent an Availability Reserve shall have been established which is sufficient to address any event, condition or matter in a manner satisfactory to Lender in its good faith determination, Lender shall not exercise its rights under this Section 2.1(b) to reduce the lending formulas to address such event, condition or matter.

               (c) Except in Lender's discretion, the aggregate amount of the Revolving Loans and the Letter of Credit Accommodations outstanding at any time shall not exceed the Revolving Loan Limit as then in effect. In the event that the outstanding amount of any component of the Revolving Loans, or the aggregate amount of the outstanding Revolving Loans and Letter of Credit Accommodations, exceed the amounts available under the lending formulas, the sublimit for Eligible Inventory set forth in Section 2.1(a)(ii) above, the sublimits for Letter of Credit Accommodations set forth in Section 2.2(d) or the Revolving Loan Limit, as applicable, such event shall not limit, waive or otherwise affect any rights of Lender in that circumstance or on any future occasions and Borrower shall, upon demand by Lender, which may be made at any time or from time to time, immediately repay to Lender the entire amount of any such excess(es) for which payment is demanded.

               (d) For purposes only of applying the sublimit on Revolving Loans based on Eligible Inventory pursuant to Section 2.1(a)(ii)(B), Lender may treat the then undrawn amounts of outstanding Letter of Credit Accommodations for the purpose of purchasing Eligible Inventory as Revolving Loans to the extent Lender is in effect basing the issuance of the Letter of Credit Accommodations on the Value of the Eligible Inventory being purchased with such Letter of Credit Accommodations. In determining the actual amounts of such Letter of Credit Accommodations to be so treated for purposes of the sublimit, the outstanding Revolving Loans and Availability Reserves shall be attributed first to any components of the lending formulas in Section 2.1(a) that are not subject to such sublimit, before being attributed to the components of the lending formulas subject to such sublimit.


189-5

         2.2  Letter of Credit Accommodations.

               (a) Subject to and upon the terms and conditions contained herein, at the request of Borrower, Lender agrees to provide or arrange for Letter of Credit Accommodations for the account of Borrower containing terms and conditions acceptable to Lender and the issuer thereof. Any payments made by Lender to any issuer thereof and/or related parties in connection with the Letter of Credit Accommodations shall constitute additional Loans to Borrower pursuant to this Section 2.

               (b) In addition to any charges, fees or expenses charged by any bank or issuer in connection with the Letter of Credit Accommodations, Borrower shall pay to Lender a letter of credit fee at a rate equal to one and one-half (1 1/2%) percent per annum on the daily outstanding balance of the Letter of Credit Accommodations for the immediately preceding month (or part thereof), payable in arrears as of the first day of each succeeding month, except that Borrower shall pay to Lender such letter of credit fee, at Lender's option, without notice, at a rate equal to three and one-half (3 1/2%) percent per annum on such daily outstanding balance for: (i) the period from and after the date of termination or non-renewal hereof until Lender has received full and final payment of all Obligations (notwithstanding entry of a judgment against Borrower) and (ii) the period from and after the date of the occurrence of an Event of Default and for so long as such Event of Default is continuing. Such letter of credit fee shall be calculated on the basis of a three hundred sixty
(360) day year and actual days elapsed and the obligation of Borrower to pay such fee shall survive the termination or non-renewal of this Agreement.

               (c) No Letter of Credit  Accommodations shall be available unless on the date of the proposed issuance of any Letter of Credit Accommodations, the Loans available to the Borrower (subject to the Revolving Loan Limit, the Maximum Credit and any Availability Reserves) are equal to or greater than: (i) if the proposed Letter of Credit Accommodation is for the purpose of purchasing Eligible Inventory, the sum of (A) the percentage equal to one hundred (100%) percent minus the then applicable percentage set forth in Section 2.1(a)(ii) above multiplied by the cost of such Eligible Inventory, plus (B) freight, taxes, duty and other amounts that Lender estimates must be paid in connection with such Inventory upon arrival and for delivery to one of Borrower's locations for Eligible Inventory within the United States of America and (ii) if the proposed Letter of Credit Accommodation is for any other purpose, an amount equal to one hundred (100%) percent of the face amount thereof and all other commit ments and obligations made or incurred by Lender with respect thereto. Effective on the issuance of each Letter of Credit Accommodation, an Availability Reserve shall be established in the applicable amount set forth in
Section 2.2(c)(i) or Section 2.2(c)(ii).


189-5

               (d) Except in Lender's discretion, the amount of all outstanding Letter of Credit Accommodations and all other commitments and obligations made or incurred by Lender in connection therewith shall not at any time exceed $3,500,000. At any time an Event of Default exists or has occurred and is continuing, upon Lender's request, Borrower will either furnish cash collateral to secure the reimbursement obligations to the issuer in connection with any Letter of Credit Accommodations or furnish cash collateral to Lender for the Letter of Credit Accommodations, and in either case, the Loans otherwise available to Borrower shall not be reduced as provided in Section 2.2(c) to the extent of such cash collateral.

               (e) Borrower shall indemnify and hold Lender harmless from and against any and all losses, claims, damages, liabilities, costs and expenses which Lender may suffer or incur in connection with any Letter of Credit Accommodations and any documents, drafts or acceptances relating thereto, including, but not limited to, any losses, claims, damages, liabilities, costs and expenses due to any action taken by any issuer or correspondent with respect to any Letter of Credit Accommodation. Borrower assumes all risks with respect to the acts or omissions of the drawer under or beneficiary of any Letter of Credit Accommodation and for such purposes the drawer or beneficiary shall be deemed Borrower's agent. Borrower assumes all risks for, and agrees to pay, all foreign, Federal, State and local taxes, duties and levies relating to any goods subject to any Letter of Credit Accommodations or any documents, drafts or acceptances thereunder. Borrower hereby releases and holds Lender harmless from and against any acts, waivers, errors, delays or omissions, whether caused by Borrower, by any issuer or correspondent or otherwise with respect to or relating to any Letter of Credit Accommodation except for Lender's own gross negligence or wilful misconduct as determined pursuant to a final non-appealable order of a court of competent jurisdiction. The provisions of this Section 2.2(e) shall survive the payment of Obligations and the termination or non-renewal of this Agreement.

               (f) Nothing contained herein shall be deemed or construed to grant Borrower any right or authority to pledge the credit of Lender in any manner. Lender shall have no liability of any kind with respect to any Letter of Credit Accommodation provided by an issuer other than Lender unless Lender has duly executed and delivered to such issuer the application or a guarantee or indemnification in writing with respect to such Letter of Credit Accommodation. Borrower shall be bound by any interpretation made in good faith by Lender, or any other issuer or correspondent under or in connection with any Letter of Credit Accommodation or any documents, drafts or acceptances thereunder, notwithstanding that such interpretation may be inconsistent with any instructions of Borrower. Lender shall have the sole and exclusive right and authority to, and Borrower shall not: (i) at any time an Event of Default exists or has occurred and is continuing, (A) approve or resolve any questions of non-compliance of documents, (B) give any instructions as to acceptance or rejection of any documents or goods or (C) execute any and all applications for steamship or airway guaranties,

189-5
indemnities or delivery orders, and (ii) at all times, (A) grant any extensions of the maturity of, time of payment for, or time of presentation of, any drafts, acceptances, or documents, and (B) agree to any amendments, renewals, extensions, modifications, changes or cancellations of any of the terms or conditions of any of the applications, Letter of Credit Accommodations, or documents, drafts or acceptances thereunder or any letters of credit included in the Collateral. Lender may take such actions either in its own name or in Borrower's name.

               (g) Any rights, remedies, duties or obligations granted or undertaken by Borrower to any issuer or correspondent in any application for any Letter of Credit Accommodation, or any other agreement in favor of any issuer or correspondent relating to any Letter of Credit Accommodation, shall be deemed to have been granted or undertaken by Borrower to Lender. Any duties or obligations undertaken by Lender to any issuer or correspondent in any application for any Letter of Credit Accommodation, or any other agreement by Lender in favor of any issuer or correspondent relating to any Letter of Credit Accommodation, shall be deemed to have been undertaken by Borrower to Lender and to apply in all respects to Borrower.

         2.3 Existing Equipment Term Loan. Lender is making an Existing Equipment Term Loan to Borrower in the original principal amount of $19,000,000. The Existing Equipment Term Loan is (a) evidenced by a Term Promissory Note, dated the date hereof, in such original principal amount duly executed and delivered by Borrower to lender concurrently herewith; (b) to be repaid, together with interest and other amounts, in accordance with this Agreement, the Term Promissory Note, and the other Financing Agreements; and (c) secured by all of the Collateral. The Existing Equipment Term Loan may be prepaid in full by Borrower at any time without premium or penalty, subject only to the early termination fee provided for in Section 12.1 hereof if it is prepaid together with all other Obligations as provided therein. The principal amount of the Existing Equipment Term Loan repaid may not be reborrowed.

         2.4   Equipment Purchase Term Loans.

               (a) Subject to and upon the terms and conditions contained herein, Lender shall make Equipment Purchase Term Loans to Borrower, from time to time, at the request of Borrower of up to one hundred (100%) percent of the Hard Costs of Eligible New Equipment to be purchased by Borrower after the date hereof with the proceeds of such Equipment Purchase Term Loan. Each Equipment Purchase Term Loan shall be in a minimum amount equal to the lesser of (i) $500,000 (and in integral multiples of $100,000 greater than such amount), or
(ii) the amount equal to the excess, if any, of (A) $8,000,000 over (B) the aggregate unpaid principal amount of all outstanding Equipment Purchase Term Loans. All of the proceeds of each Equipment Purchase Term Loan shall be used solely for the payment of the purchase price of the Eligible

189-5

New Equipment specified in the notice required to be delivered to Lender pursuant to Section 2.4(d)(i) below.

               (b) Except in Lender's discretion, the outstanding aggregate principal amount of the Equipment Purchase Term Loans shall not exceed, at any time, the lower of (i) the aggregate amount of one hundred (100%) percent of the Hard Costs of all Eligible New Equipment purchased by Borrower pursuant hereto or (ii) $8,000,000 ("Equipment Purchase Term Loan Limit"). If at any time the outstanding aggregate principal amount of all Equipment Purchase Term Loans shall exceed the Equipment Purchase Term Loan Limit, Borrower shall remain liable therefor, and Lender may, at its option, create an Availability Reserve in an amount equal to the entire amount of such excess(es) or Borrower shall, upon the demand by Lender, which may be made at any time and from time to time, repay to Lender the entire amount of such excess(es). The principal amounts of Equipment Purchase Term Loans repaid may not be reborrowed.

               (c) Each Equipment Purchase Term Loan shall be (i) evidenced by an Equipment Purchase Term Note executed and delivered by Borrower to Lender concurrently with each Equipment Purchase Term Loan, (ii) repaid, together with interest and other amounts payable thereunder, in accordance with the provisions of the applicable Equipment Purchase Term Note, this Agreement and the other Financing Agreements, and (iii) secured by all of the Collateral.

               (d) In addition to the other conditions precedent to any Loan or Letter of Credit Accommodation set forth in this Agreement, the making of each Equipment Purchase Term Loan shall be subject to the satisfaction of each of the following additional conditions precedent, as determined by Lender:

                     (i) Lender shall have received from Borrower not less than fifteen (15)Business Days prior written notice of the proposed Equipment Purchase Term Loan, which notice shall specify the following: (A) the proposed date and amount of the Equipment Purchase Term Loan, (B) a list and description of the Eligible New Equipment (by model, make, manufacturer, serial no. and/or such other identifying information as may be appropriate, as determined by Lender), (C) the Hard Costs and the total purchase price for the Eligible New Equipment to be purchased with the proceeds of such Equipment Purchase Term Loan (and the terms of payment of such purchase price), and (D) such other information and documents as Lender may from time to time require related thereto;

                      (ii) Lender shall have a valid and perfected first security interest in and lien upon the Eligible New Equipment to be purchased with the proceeds of the Equipment Purchase Term Loan and the Eligible New Equipment shall be free and clear of all other liens, security interests, claims or other encumbrances except those liens and

189-5
security interests permitted in accordance with Section 9.8 hereof, and Borrower shall have delivered to Lender such evidence thereof, as Lender may from time to time, require;

                      (iii) the amount of the Equipment Purchase Term Loan shall not exceed one hundred (100%) percent of the Hard Costs of the Eligible New Equipment to be purchased by Borrower with the proceeds of such Equipment Purchase Term Loan;

                      (iv) as of the date of such Equipment Purchase Term Loan and after giving effect thereto, the aggregate principal amount of all Equipment Purchase Term Loans outstanding at such time shall not exceed $8,000,000;

                      (v) Lender shall have received copies, or upon Lender's request, the originals, of all agreements, documents and instruments relating to the sale of the Eligible New Equipment to any Borrower, including, without limitation, any purchase orders, invoices, bills of sale or similar documents;

                      (vi) Borrower shall duly authorize, execute and deliver to Lender a single original Equipment Purchase Term Note in the form annexed hereto as Exhibit B, as completed to reflect the date and amount of each such loan and with the number of monthly installments of principal payable thereunder and the amount of each such monthly installment completed in accordance with Sections 2.4(e) and 2.4(f) below, as the case may be, which note shall evidence a valid and legally enforceable indebtedness of Borrower unconditionally owing to Lender, without offset, defense or counterclaim of any kind, nature or description whatsoever; and

                      (vii) no Event of Default, or act, condition or event which with notice or passage of time or both would constitute an Event of Default, shall exist or have occurred and be continuing.

               (e) The principal amount of each Equipment Purchase Term Loan requested hereunder shall be payable (subject to earlier payment to the extent required hereunder or under each Equipment Purchase Term Note) in, consecutive monthly installments of principal, each in an amount calculated as set forth below, together with interest commencing on the first day of the month after the date of the making of such loan, together with interest and other amounts as provided herein and in the Equipment Purchase Term Note with respect to such loan with the last installment due and payable on the Equipment Purchase Term Loan Repayment Date. The amount of each monthly installment of principal in respect of each such Equipment Purchase Term Loan (other than the last installment, which shall be due and payable on the Equipment Purchase Term Loan Repayment Date in an amount equal to the entire unpaid balance of such Equipment Purchase Term Note) shall equal: (i) the principal amount of the proposed

189-5

Equipment Purchase Term Loan divided by (ii) the number of months in the period commencing on the date of the making of such Equipment Purchase Term Loan and ending on the Equipment Purchase Term Loan Repayment Date.

         2.5 Availability Reserves. All Loans otherwise available to Borrower pursuant to the lending formulas and subject to the Maximum Credit and other applicable limits hereunder shall be subject to Lender's continuing right to establish and revise Availability Reserves.


SECTION 3.   INTEREST AND FEES

         3.1 Interest.

               (a) Borrower shall pay to Lender interest on the outstanding principal amount of the non-contingent Obligations at the Interest Rate. All interest accruing hereunder on and after the date of any Event of Default or termination or non-renewal hereof shall be payable on demand.

               (b) Borrower may from time to time request that Prime Rate Loans to it be converted to Eurodollar Rate Loans or that any existing Eurodollar Rate Loans to it continue for an additional Interest Period. Such request from or on behalf of Borrower shall specify the amount of the Prime Rate Loans which will constitute Eurodollar Rate Loans (subject to the limits set forth below) and the Interest Period to be applicable to such Eurodollar Rate Loans. Subject to the terms and conditions contained herein, three (3) Business Days after receipt by Lender of such a request from or on behalf of a Borrower, such Prime Rate Loans shall be converted to Eurodollar Rate Loans or such Eurodollar Rate Loans shall continue, as the case may be, provided, that, (i) no Event of Default, or act, condition or event which with notice or passage of time or both would constitute an Event of Default shall exist or have occurred and be continuing, (ii) no party hereto shall have sent any notice of termination or non-renewal of this Agreement, (iii) Borrower shall have complied with such customary procedures as are established by Lender and specified by Lender to Borrower from time to time for requests by Borrower for Eurodollar Rate Loans, (iv) no more than six (6) Interest Periods may be in effect at any one time, (v) the aggregate amount of the Eurodollar Rate Loans must be in an amount not less than $1,000,000 or an integral multiple of $500,000 in excess thereof, (vi) the maximum amount of Eurodollar Rate Loans at any time requested by Borrower shall not exceed the amount equal to (A) eighty (80%) percent of the aggregate principal amount of the Term Loans which it is anticipated will be outstanding as of the last day of the applicable Interest Period plus (B) eighty (80%) percent of the lowest principal amount of Revolving Loans which it is anticipated will be outstanding during the applicable Interest Period, in each case as determined by Lender (but with no obligations of Lender to make such Revolving Loans) in

189-5
consultation with Borrower and (vii) Lender shall have determined that the Interest Period or Adjusted Eurodollar Rate is available to Lender through the Reference Bank and can be readily determined as of the date of the request for such Eurodollar Rate Loan by Borrower. Any request by Borrower to convert Prime Rate Loans to Eurodollar Rate Loans or to continue any existing Eurodollar Rate Loans shall be irrevocable. Notwithstanding anything to the contrary contained herein, Lender and Reference Bank shall not be required to purchase United States Dollar deposits in the London interbank market or other applicable Eurodollar Rate market to fund any Eurodollar Rate Loans, but the provisions hereof shall be deemed to apply as if Lender and Reference Bank had purchased such deposits to fund the Eurodollar Rate Loans.

               (c) Any Eurodollar Rate Loans shall automatically convert to Prime Rate Loans upon the last day of the applicable Interest Period, unless Lender has received and approved a request to continue such Eurodollar Rate Loan at least three (3) Business Days prior to such last day in accordance with the terms hereof. Any Eurodollar Rate Loans to Borrower shall, at Lender's option, upon notice by Lender to Borrower, convert to Prime Rate Loans in the event that
(i) an Event of Default or act, condition or event which, with notice or passage of time, or both, would constitute an Event of Default, shall exist or have occurred and be continuing, (ii) this Agreement shall terminate or not be renewed, or (iii) the aggregate principal amount of the Prime Rate Loans which have previously been converted to Eurodollar Rate Loans or existing Eurodollar Rate Loans continued, as the case may be, at the beginning of an Interest Period shall at any time during such Interest Period exceed either (A) the aggregate principal amount of the Loans then outstanding, or (B) the then outstanding principal amount of Loans then available to Borrower under Section 2 hereof. Borrower shall pay to Lender, upon demand by Lender (or Lender may, at its option, charge any loan account of Borrower) any amounts required to compensate Lender, the Reference Bank or any participant with Lender for any loss (including loss of anticipated profits), cost or expense incurred by such person, as a result of the conversion of Eurodollar Rate Loans to Prime Rate Loans pursuant to any of the foregoing.

               (d) Interest shall be payable by Borrower to Lender monthly in arrears not later than the first day of each calendar month and shall be calculated on the basis of a three hundred sixty (360) day year and actual days elapsed. The interest rate on non- contingent Obligations (other than Eurodollar Rate Loans) shall increase or decrease by an amount equal to each increase or decrease in the Prime Rate effective on the first day of the month after any change in such Prime Rate is announced based on the Prime Rate in effect on the last day of the month in which any such change occurs. In no event shall charges constituting interest payable by Borrower to Lender exceed the maximum amount or the rate permitted under any applicable law or regulation, and if any such part or provision of this Agreement is in contravention of any such law or regulation, such part or provision shall be deemed amended to conform thereto.


189-5

         3.2 Closing Fee. Borrower shall pay to Lender as a closing fee the amount of $430,000, which shall be fully earned and payable by Borrower as of the date hereof, $150,000 of which was paid to Lender on or about May 19, 1999.

         3.3 Servicing Fee. Borrower shall pay to Lender monthly a servicing fee in an amount equal to $2,500 in respect of Lender's services for each month (or part thereof) while this Agreement remains in effect and for so long thereafter as any of the Obligations are outstanding, which fee shall be fully earned as of and payable in advance on the date hereof and on the first day of each such month hereafter.

         3.4 Unused Line Fee. Borrower shall pay to Lender monthly an unused line fee at a rate equal to three-eighths (3/8%) percent per annum calculated upon the amount by which $15,000,000 exceeds the average daily principal balance of the outstanding Revolving Loans and Letter of Credit Accommodations during the immediately preceding month (or part thereof) while this Agreement is in effect and for so long thereafter as any of the Obligations are outstanding, which fee shall be payable on the first day of each month in arrears.

         3.5  Changes in Laws and Increased Costs of Loans.

               (a) Notwithstanding anything to the contrary contained herein, all Eurodollar Rate Loans shall, upon notice by Lender to Borrower, convert to Prime Rate Loans in the event that (i) any change in applicable law or regulation (or the interpretation or administration thereof) shall either (A) make it unlawful for Lender, Reference Bank or any participant to make or maintain Eurodollar Rate Loans or to comply with the terms hereof in connection with the Eurodollar Rate Loans, or (B) shall result in the increase in the costs to Lender, Reference Bank or any participant of making or maintaining any Eurodollar Rate Loans by an amount deemed by Lender to be material, or (C) reduce the amounts received or receivable by Lender in respect thereof, by an amount deemed by Lender to be material or (ii) the cost to Lender, Reference Bank or any participant of making or maintaining any Eurodollar Rate Loans shall otherwise increase by an amount deemed by Lender to be material. Borrower shall pay to Lender, upon demand by Lender (or Lender may, at its option, charge any loan account of Borrower) any amounts required to compensate Lender, the Reference Bank or any participant with Lender for any loss (including loss of anticipated profits), cost or expense incurred by such person as a result of the foregoing, including, without limitation, any such loss, cost or expense incurred by reason of the liquidation or reemployment of deposits or other funds acquired by such person to make or maintain the Eurodollar Rate Loans or any portion thereof. A certificate of Lender setting forth the basis for the determination of such amount necessary to compensate Lender as aforesaid shall be delivered to Borrower and shall be conclusive, absent manifest error.


189-5

               (b) If any payments or prepayments in respect of the Eurodollar Rate Loans are received by Lender other than on the last day of the applicable Interest Period (whether pursuant to acceleration, upon maturity or otherwise), including any payments pursuant to the application of collections under Section
6.3 or any other payments made with the proceeds of Collateral, Borrower shall pay to Lender upon demand by Lender (or Lender may, at its option, charge any loan account of Borrower) any amounts required to compensate Lender, the Reference Bank or any participant with Lender for any additional loss (including loss of anticipated profits), cost or expense incurred by such person as a result of such prepayment or payment, including, without limitation, any loss, cost or expense incurred by reason of the liquidation or reemployment of deposits or other funds acquired by such person to make or maintain such Eurodollar Rate Loans or any portion thereof.


SECTION 4.   CONDITIONS PRECEDENT

         4.1 Conditions Precedent to Initial Loans and Letter of Credit Accommodations. Each of the following is a condition precedent to Lender making the initial Loans and providing the initial Letter of Credit Accommodations hereunder:

               (a) Lender shall have received, in form and substance satisfactory to Lender, all releases, terminations and such other documents as Lender may request to evidence and effectuate the termination by the Existing Lenders to Borrower of their respective financing arrangements with Borrower and the termination and release by it or them, as the case may be, of any interest in and to any assets and properties of Borrower and any Obligor, duly authorized, executed and delivered by it or each of them, including, but not limited to, (i) UCC termination statements for all UCC financing statements previously filed by it or any of them or their predecessors, as secured party and Borrower or any Obligor, as debtor and (ii) satisfactions and discharges of any mortgages, deeds of trust or deeds to secure debt by Borrower or any Obligor in favor of such Existing Lenders, in form acceptable for recording in the appropriate government office;

               (b) Lender shall have received evidence, in form and substance satisfactory to Lender, that Lender has valid perfected and first priority security interests in and liens upon the Collateral and any other property which is intended to be security for the Obligations or the liability of any Obligor in respect thereof, subject only to the security interests and liens permitted herein or in the other Financing Agreements;

               (c) all requisite corporate action and proceedings in connection with this Agreement and the other Financing Agreements shall be satisfactory in form and substance to Lender, and Lender shall have received all information and copies of all documents, including, without limitation, records of requisite corporate action and

189-5
proceedings which Lender may have requested in connection therewith, such documents where requested by Lender or its counsel to be certified by appropriate corporate officers or governmental authorities;

               (d) no material adverse change shall have occurred in the assets, business or financial condition of Borrower since the date of Lender's latest field examination and no change or event shall have occurred which would impair the ability of Borrower or any Obligor to perform its obligations hereunder or under any of the other Financing Agreements to which it is a party or of Lender to enforce the Obligations or realize upon the Collateral;

               (e) Lender shall have completed a field review of the Records and such other information with respect to the Collateral and business of Borrower as Lender may require to determine the amount of the Loans available to Borrower (including, without limitation, current perpetual inventory records and/or roll-forwards of Accounts and Inventory through the date of closing and test counts of the Inventory in a manner satisfactory to Lender, together with such supporting documentation as may be necessary or appropriate, and other documents and information that will enable Lender to accurately identify and verify the Collateral), the results of which each case shall be satisfactory to Lender, not more than three (3) Business Days prior to the date hereof;

               (f) Lender shall have received, in form and substance satisfactory to Lender, all consents, waivers, acknowledgments and other agreements from third persons which Lender may deem necessary or desirable in order to permit, protect and perfect its security interests in and liens upon the Collateral or to effectuate the provisions or purposes of this Agreement and the other Financing Agreements, including, without limitation, Collateral Access Agreements;

               (g) the aggregate amount of the Excess Availability of Borrower shall be not less than $3,000,000 as of the date hereof, after giving effect to the initial Loans made or to be made and Letter of Credit Accommodations issued or to be issued in connection with the initial transactions hereunder;

               (h) Borrower shall have established a blocked account or lockbox for its collections and the transfer thereof to Lender, which shall be in form and substance acceptable to Lender;

               (i) Lender shall have received environmental audits of Borrower's and Guarantors' Real Property covered by Mortgages conducted by an independent environmental engineering firm acceptable to Lender, and in form, scope and methodology satisfactory to Lender confirming (i) Borrower is in compliance with all material Environmental Laws and (ii) the absence of any material environmental problems;

189-5

               (j) Lender shall have received, in form and substance satisfactory to Lender, valid and effective title insurance policies issued by a company and agent acceptable to Lender (i) insuring the priority, amount and sufficiency of the Mortgages, (ii) insuring against matters that would be disclosed by surveys and (iii) containing any legally available endorsements, assurances or affirmative coverage reasonably requested by Lender for protection of its interests;

               (k) Lender shall have received evidence of insurance and loss payee endorsements required hereunder and under the other Financing Agreements, in form and substance satisfactory to Lender, and certificates of insurance policies and/or endorsements naming Lender as loss payee;

               (l) Lender shall have received, in form and substance satisfactory to Lender, the Subordination and Intercreditor Agreement and the Municipal Indebtedness Subordination and Intercreditor Agreement, duly authorized, executed and delivered by each of the parties thereto and acknowledged by Borrower, as well as any additional subordination and intercreditor agreements, deemed necessary by Lender with other third parties providing for, inter, alia, the subordination in right of payment of indebtedness of Borrower to each of the Subordinated Noteholders to the prior indefeasible payment and satisfaction in full of the Obligations and for such parties' relative rights with respect to the assets and properties of Borrower and Guarantors and related matters;

               (m) to the extent that Borrower maintains credit insurance for Accounts owing by account debtors to Lender shall have received evidence of such credit insurance and an endorsement naming Lender as loss payee with respect thereto, in each case in form and substance satisfactory to Lender;

               (n) Lender shall have received evidence of insurance and loss payee endorsements required hereunder and under the other Financing Agreements, in form and substance reasonably satisfactory to Lender, and certificates of insurance policies and/or endorsements naming Lender as loss payee;

               (o) Lender shall have received, in form and substance satisfactory to Lender, such opinion letters of counsel(s) to Borrower and Guarantors with respect to the Financing Agreements and the security interests and liens of Lender with respect to the Collateral and such other matters as Lender may request; and

               (p) the other Financing Agreements and all instruments and documents hereunder and thereunder shall have been duly executed and delivered to Lender, in form and substance satisfactory to Lender.


189-5

         4.2 Conditions Precedent to All Loans and Letter of Credit Accommodations. Each of the following is an additional condition precedent to Lender making Loans and/or providing Letter of Credit Accommodations to Borrower, including the initial Loans and Letter of Credit Accommodations and any future Loans and Letter of Credit Accommodations:

               (a) all representations and warranties contained herein and in the other Financing Agreements shall be true and correct in all material respects with the same effect as though such representations and warranties had been made on and as of the date of the making of each such Loan or providing each such Letter of Credit Accommodation and after giving effect thereto, except to the extent that such representations and warranties relate solely to an earlier date (in which case such representations and warranties shall have been true and accurate as of the earlier date);

               (b) no law, regulation, order, judgment or decree of any Governmental Authority shall exist, and no action, suit, investigation, litigation or proceeding shall be pending or threatened in any court or before any arbitrator or Governmental Authority, which (i) purports to enjoin, prohibit, restrain or otherwise affect (A) the making of the Loans or providing the Letter of Credit Accommodations, or (B) the consummation of the transactions contemplated pursuant to the terms hereof or the other Financing Agreements or
(ii) has or could reasonably be expected to have a material adverse effect on the assets, business or financial condition of Borrower or any Obligor or would impair the ability of Borrower or any Obligor to perform its obligations hereunder or under any of the other Financing Agreements or of Lender to enforce any Obligations or realize upon any of the Collateral; and

               (c) no Event of Default and no act, condition or event which, with notice or passage of time or both, would constitute an Event of Default, shall exist or have occurred and be continuing on and as of the date of the making of such Loan or providing each such Letter of Credit Accommodation and after giving effect thereto.


SECTION 5.  GRANT OF SECURITY INTEREST

         5.1 To secure payment and performance of all Obligations, Borrower hereby grants to Lender, a continuing security interest in, a lien upon, and a right of set off against, and hereby assigns to Lender as security, the following property and interests of Borrower, whether now owned or hereafter acquired or existing, and wherever located (together with all other collateral security for the Obligations at any time granted to or held or acquired by Lender, collectively, the "Collateral"):

               (a)  Accounts;


189-5

               (b) all present and future contract rights, general intangibles (including tax and duty refunds, registered and unregistered patents, trademarks, service marks, copyrights, trade names, applications for the foregoing, trade secrets, goodwill, processes, drawings, blueprints, customer lists, licenses, whether as licensor or licensee, choses in action and other claims and existing and future leasehold interests in equipment, real estate and fixtures), chattel paper, documents, instruments, investment property, letters of credit, bankers' acceptances and guaranties;

               (c) all present and future monies, securities and other investment property, credit balances, deposits, deposit accounts and other property of Borrower now or hereafter held or received by or in transit to Lender or its Affiliates or at any other depository or other institution from or for the account of Borrower whether for safekeeping, pledge, custody, transmission, collection or otherwise, and all present and future liens, security interests, rights, remedies, title and interest in, to and in respect of Accounts and other Collateral, including (i) rights and remedies under or relating to guaranties, contracts of suretyship, letters of credit and credit and other insurance related to the Collateral, (ii) rights of stoppage in transit, replevin, repossession, reclamation and other rights and remedies of an unpaid vendor, lienor or secured party, (iii) goods described in invoices, documents, contracts or instruments with respect to, or otherwise representing or evidencing, Accounts or other Collateral, including returned, repossessed and reclaimed goods, and (iv) deposits by and property of account debtors or other persons securing the obligations of account debtors;

               (d)  Inventory;

               (e)  Equipment;

               (f)  Records;

               (g) Real Property; and

               (h) all products and proceeds of the foregoing, in any form, including insurance proceeds and any claims against third parties for loss or damage to or destruction of any or all of the foregoing.


SECTION 6.   COLLECTION AND ADMINISTRATION

         6.1 Borrower's Loan Account. Lender shall maintain one or more loan account(s) on its books in which shall be recorded (a) all Loans, Letter of Credit Accommodations and other Obligations and the Collateral, (b) all payments made by or on behalf of Borrower and (c) all other appropriate debits and credits as provided in this Agreement, including, without limitation, fees, charges, costs, expenses and interest.

189-5

All entries in the loan account(s) shall be made in accordance with Lender's customary practices as in effect from time to time.

         6.2 Statements. Lender shall render to Borrower, each month a statement setting forth the balance in Borrower's loan account(s) maintained by Lender pursuant to the provisions of this Agreement, including principal, interest, fees, costs and expenses. Each such statement shall be subject to subsequent adjustment by Lender but shall, absent manifest errors or omissions, be considered correct and deemed accepted by Borrower and conclusively binding upon Borrower as an account stated except to the extent that Lender receives a written notice from Borrower of any specific exceptions of Borrower thereto within thirty (30) days after the date such statement has been mailed by Lender. Until such time as Lender shall have rendered to Borrower a written statement as provided above, the balance in Borrower's loan account(s) shall be presumptive evidence of the amounts due and owing to Lender by Borrower.

         6.3  Collection of Accounts.

               (a) Borrower shall establish and maintain, at its expense, blocked accounts or lockboxes and related blocked accounts (in either case, "Blocked Accounts"), as Lender may specify, with such banks as are acceptable to Lender into which Borrower shall promptly deposit and direct its account debtors to directly remit all payments on Accounts and all payments constituting proceeds of Inventory or other Collateral in the identical form in which such payments are made, whether by cash, check or other manner. The banks at which the Blocked Accounts are established shall enter into an agreement, in form and substance satisfactory to Lender, providing that all items received or deposited in the Blocked Accounts are the property of Lender, that the depository bank has no lien upon, or right to setoff against, the Blocked Accounts, the items received for deposit therein, or the funds from time to time on deposit therein and that the depository bank will wire, or otherwise transfer, in immediately available funds, on a daily basis, all funds received or deposited into the Blocked Accounts to such bank account of Lender as Lender may from time to time designate for such purpose ("Payment Account"). Borrower agrees that all payments made to such Blocked Accounts or other funds received and collected by Lender, whether on the Accounts or as proceeds of Inventory or other Collateral or otherwise shall be the property of Lender.

               (b) For purposes of calculating the amount of the Loans available to Borrower, such payments will be applied (conditional upon final collection) to the Obligations on the Business Day of receipt by Lender of immediately available funds in the Payment Account provided such payments and notice thereof are received in accordance with Lender's usual and customary practices as in effect from time to time and within sufficient time to credit Borrower's loan account on such day, and if not, then on the next Business Day. For the purposes of calculating interest on the Obligations,

189-5
                                       35
such payments or other funds received will be applied (conditional upon final collec tion) to the Obligations one (1) Business Day following the date of receipt of immediately available funds by Lender in the Payment Account provided such payments or other funds and notice thereof are received in accordance with Lender's usual and customary practices as in effect from time to time and within sufficient time to credit Borrower's loan account on such day, and if not, then on the next Business Day.

               (c) Borrower and all of its directors, employees, agents, Subsidiaries and other Affiliates shall, acting as trustee for Lender, receive, as the property of Lender, any monies, checks, notes, drafts or any other payment relating to and/or proceeds of Accounts or other Collateral which come into their possession or under their control and immediately upon receipt thereof, shall deposit or cause the same to be deposited in the Blocked Accounts, or remit the same or cause the same to be remitted, in kind, to Lender. In no event shall the same be commingled with Borrower's own funds. Borrower agrees to reimburse Lender on demand for any amounts owed or paid to any bank at which a Blocked Account is established or any other bank or person involved in the transfer of funds to or from the Blocked Accounts arising out of Lender's payments to or indemnification of such bank or person. The obligation of Borrower to reimburse Lender for such amounts pursuant to this Section 6.3 shall survive the payment of the Obligations and the termination or non-renewal of this Agreement.

         6.4 Payments. All Obligations shall be payable to Lender as provided in
Section 6.3 to the Payment Account or to such other account or place as Lender may designate from time to time. Lender may apply payments received or collected from Borrower or for the account of Borrower (including, without limitation, the monetary proceeds of collections or of realization upon any Collateral) to such of the Obligations, whether or not then due, in such order and manner as Lender determines, provided, that, (a) all such payments shall be applied to Obligations which are then due and payable before being applied to pay any Obligations which are not then due and payable (and unless and until an Event of Default occurs and is continuing, such payments shall not be applied to make prepayments of principal in respect of the Term Loans, except as Borrower may request in writing) and (b) all such payments shall be applied to Prime Rate Loans before being applied to Eurodollar Rate Loans. At Lender's option, all principal, interest, fees, costs, expenses and other charges provided for in this Agreement or the other Financing Agreements may be charged directly to the loan account(s) of Borrower. Borrower shall make all payments to Lender on the Obligations free and clear of, and without deduction or withholding for or on account of, any setoff, counterclaim, defense, duties, taxes, levies, imposts, fees, deductions, withholding, restrictions or conditions of any kind. If after receipt of any payment of, or proceeds of Collateral applied to the payment of, any of the Obligations, Lender is required to surrender or return such payment or proceeds to any Person for any reason, then the Obligations intended to be satisfied by such payment or proceeds shall be reinstated and

189-5
continue and this Agreement shall continue in full force and effect as if such payment or proceeds had not been received by Lender. Borrower shall be liable to pay to Lender, and do hereby indemnify and hold Lender harmless for, the amount of any payments or proceeds surrendered or returned. This Section 6.4 shall remain effective notwithstanding any contrary action which may be taken by Lender in reliance upon such payment or proceeds. This Section 6.4 shall survive the payment of the Obligations and the termination or non-renewal of this Agreement.

         6.5 Authorization to Make Loans. Lender is authorized to make the Loans and provide the Letter of Credit Accommodations based upon telephonic or other instructions received from anyone purporting to be one of the officers of Borrower listed on Schedule 6.5 hereof or other authorized person, at the discretion of Lender, if such Loans are necessary to satisfy any Obligations. All requests for Loans or Letter of Credit Accommodations hereunder shall specify the date on which the requested advance is to be made or Letter of Credit Accommodations established (which day shall be a Business Day) and the amount of the requested Loan. Requests received after 11:00 a.m. New York City time on any day shall be deemed to have been made as of the opening of business on the immediately following Business Day. All Loans and Letter of Credit Accommodations under this Agreement shall be conclusively presumed to have been made to, and at the request of and for the benefit of, Borrower when deposited to the credit of Borrower or otherwise disbursed or established in accordance with the instructions of Borrower or in accordance with the terms and conditions of this Agreement.

         6.6 Use of Proceeds. Borrower shall use the initial proceeds of the Loans provided by Lender to Borrower hereunder only for: (a) payments to each of the persons listed in the disbursement direction letter furnished by Borrower to Lender on or about the date hereof and (b) costs, expenses and fees in connection with the preparation, negotiation, execution and delivery of this Agreement and the other Financing Agreements. All other Loans made or Letter of Credit Accommodations provided by Lender to Borrower pursuant to the provisions hereof shall be used by Borrower only for general operating, working capital and other proper corporate purposes of Borrower and Guarantors not otherwise prohibited by the terms hereof. None of the proceeds will be used, directly or indirectly, for the purpose of purchasing or carrying any margin security or for the purposes of reducing or retiring any indebtedness which was originally incurred to purchase or carry any margin security or for any other purpose which might cause any of the Loans to be considered a "purpose credit" within the meaning of Regulation U of the Board of Governors of the Federal Reserve System, as amended.



189-5

SECTION 7.   COLLATERAL REPORTING AND COVENANTS

         7.1 Collateral Reporting. Borrower shall provide Lender with the following documents in a form satisfactory to Lender: (a) on a daily basis or more frequently as Lender may request, (i) a schedule of sales made, credits issued and cash received and (ii) perpetual inventory reports by category and location; (b) on a monthly basis or more frequently as Lender may request (i) agings of accounts payable and (ii) agings of accounts receivable, (c) upon Lender's request, provide or make available to Lender: (i) copies of customer statements and credit memos, remittance advices and reports, and copies of deposit slips and bank statements, (ii) copies of shipping and delivery documents, and (iii) copies of purchase orders, invoices and delivery documents for Inventory and Equipment acquired by Borrower; and (d) such other reports as to the Collateral as Lender shall request from time to time. If any of Borrower's or any Guarantor's records or reports of the Collateral are prepared or maintained by an accounting service, contractor, shipper or other agent, Borrower hereby irrevocably authorizes such service, contractor, shipper or agent to deliver such records, reports, and related documents to Lender and to follow Lender's instructions with respect to further services at any time that an Event of Default exists or has occurred and is continuing.

         7.2  Accounts Covenants.

               (a) Borrower shall notify Lender promptly of: (i) any material delay in Borrower's performance of any of its obligations to any account debtor or the assertion of any material claims, offsets, defenses or counterclaims by any account debtor, or any material disputes with account debtors, or any settlement, adjustment or compromise thereof, (ii) all material adverse information relating to the financial condition of any account debtor and (iii) any event or circumstance which, to Borrower's knowledge would cause Lender to consider any then existing Accounts as no longer constituting Eligible Accounts. No credit, discount, allowance or extension or agreement for any of the foregoing shall be granted to any account debtor without Lender's consent, except in the ordinary course of Borrower's business in accordance with practices and policies previously disclosed in writing to Lender. So long as no Event of Default exists or has occurred and is continuing, Borrower shall settle, adjust or compromise any claim, offset, counterclaim or dispute with any account debtor. At any time that an Event of Default exists or has occurred and is continuing, Lender shall, at its option, have the exclusive right to settle, adjust or compromise any claim, offset, counterclaim or dispute with account debtors or grant any credits, discounts or allowances.

               (b) Without limiting the obligation of Borrower to deliver any other information to Lender, Borrower shall promptly report to Lender any return of Inventory by any one account debtor if the Inventory so returned in such case has a value in excess of $150,000. At any time that Inventory is returned, reclaimed or repossessed, the Account (or portion thereof) which arose from the sale of such

189-5
returned, reclaimed or repossessed Inventory shall not be deemed an Eligible Account. In the event any account debtor returns Inventory when an Event of Default exists or has occurred and is continuing, Borrower shall, upon Lender's request, (i) hold the returned Inventory in trust for Lender, (ii) segregate all returned Inventory from all of its other property, (iii) dispose of the returned Inventory solely according to Lender's instructions, and (iv) not issue any credits, discounts or allowances with respect thereto without Lender's prior written consent.

               (c) With respect to each Account: (i) the amounts shown on any invoice delivered to Lender or schedule thereof delivered to Lender shall be true and complete, (ii) no payments shall be made thereon except payments immediately delivered to Lender pursuant to the terms of this Agreement, (iii) no credit, discount, allowance or extension or agreement for any of the foregoing shall be granted to any account debtor except as reported to Lender in accordance with this Agreement and except for credits, discounts, allowances or extensions made or given in the ordinary course of business of Borrower in accordance with practices and policies previously disclosed to Lender, (iv) there shall be no setoffs, deductions, contrasts, defenses, counterclaims or disputes existing or asserted with respect thereto except as reported to Lender in accordance with the terms of this Agreement, (v) none of the transactions giving rise thereto will violate any applicable Federal, State or local laws or regulations, all documentation relating thereto will be legally sufficient under such laws and regulations and all such documentation will be legally enforceable in accordance with its terms.

               (d) Lender shall have the right at any time or times, in Lender's name or in the name of a nominee of Lender, to verify the validity, amount or any other matter relating to any Account or other Collateral, by mail, telephone, facsimile transmission or otherwise.

               (e) Borrower shall deliver or cause to be delivered to Lender, immediately upon Borrower's receipt thereof, with appropriate endorsement and assignment, with full recourse to Borrower, all chattel paper and instruments which Borrower now owns or may at any time acquire immediately upon Borrower's receipt thereof, except as Lender may otherwise agree.

               (f) Lender may, at any time or times that an Event of Default exists or has occurred and is continuing, (i) notify any or all account debtors that the Accounts have been assigned to Lender and that Lender has a security interest therein and Lender may direct any or all account debtors to make payment of Accounts directly to Lender, (ii) extend the time of payment of, compromise, settle or adjust for cash, credit, return of merchandise or otherwise, and upon any terms or conditions, any and all Accounts or other obligations included in the Collateral and thereby discharge or release the account debtor or any other party or parties in any way liable for payment thereof without affecting any of the Obligations, (iii) demand, collect or enforce payment of any

189-5

Accounts or such other obligations, but without any duty to do so, and Lender shall not be liable for its failure to collect or enforce the payment thereof nor for the negligence of its agents or attorneys with respect thereto and (iv) take whatever other action Lender may deem necessary or desirable for the protection of its interests. At any time that an Event of Default exists or has occurred and is continuing, at Lender's request, all invoices and statements sent to any account debtor shall state that the Accounts and such other obligations have been assigned to Lender and are payable directly and only to Lender and Borrower shall deliver to Lender such originals of documents evidencing the sale and delivery of goods or the performance of services giving rise to any Accounts as Lender may require.

         7.3 Inventory Covenants. With respect to the Inventory: (a) Borrower shall at all times maintain inventory records reasonably satisfactory to Lender, keeping in all material respects correct and accurate records itemizing and describing the kind, type, quality and quantity of Inventory, the cost therefor and daily withdrawals therefrom and additions thereto; (b) Borrower shall conduct a physical count of the Inventory of Borrower at least once each year, but at any time or times as Lender may request on or after an Event of Default, and promptly following such physical inventory shall supply Lender with a report in the form and with such specificity as may be reasonably satisfactory to Lender concerning such physical count; (c) Borrower shall not remove any Inventory from the locations set forth or permitted herein, without the prior written consent of Lender, except for sales of Inventory in the ordinary course of Borrower's business and except to move Inventory directly from one location of Borrower set forth or permitted herein to another such location of Borrower or the other Borrower (including any locations of account debtors, consignees or processors to the extent permitted hereunder), so long as a financing statement between Lender, as secured party and such other Borrower, as debtor, covering such Inventory has previously been recorded in the appropriate governmental offices of the jurisdiction of such location); (d) upon Lender's request, Borrower shall at its expense no more than once in any twelve (12) month period, but at any time or times as Lender may request on or after an Event of Default, deliver or cause to be delivered to Lender written reports or appraisals as to the Inventory in form, scope and methodology acceptable to Lender and by an appraiser acceptable to Lender, addressed to Lender and upon which Lender is expressly permitted to rely; (e) Borrower shall produce, use, store and maintain the Inventory, with all reasonable care and caution and in accordance with applicable standards of any insurance and in conformity with applicable laws (including, but not limited to, the requirements of the Federal Fair Labor Standards Act of 1938, as amended and all rules, regulations and orders related thereto); (f) Borrower assumes all responsibility and liability arising from or relating to the production, use, sale or other disposition of the Inventory; (g) Borrower shall not sell Inventory to any customer on approval, or any other basis which entitles the customer to return or may obligate Borrower to repurchase such Inventory; (h) Borrower shall keep the Inventory in good and marketable

189-5
condition; and (i) Borrower shall not, without prior written notice to Lender, acquire or accept any Inventory on consignment or approval.

         7.4  Equipment  and  Real  Property  Covenants.  With  respect  to  the
Equipment and Real Property: (a) upon Lender's request, Borrower shall, at its expense, no more than once in any twelve (12) month period, but at any time or times as Lender may request on or after an Event of Default and at Borrower's expense on and after an Event of Default, deliver or cause to be delivered to Lender written reports or appraisals as to the Equipment and the Real Property in form, scope and methodology acceptable to Lender and by an appraiser acceptable to Lender, addressed to Lender and upon which Lender is expressly permitted to rely; (b) Borrower shall keep the Equipment in good order, repair, running and marketable condition (ordinary wear and tear excepted); (c) Borrower shall use the Equipment and Real Property with all reasonable care and caution and in accordance with applicable standards of any insurance and in conformity with all applicable laws; (d) the Equipment is and shall be used in Borrower's businesses and not for personal, family, household or farming use; (e) Borrower shall not remove any Equipment from the locations set forth or permitted herein, except to the extent necessary to have any Equipment repaired or maintained in the ordinary course of the business of Borrower or to move Equipment directly from one location of Borrower set forth or permitted herein to another such location of such or the other Borrower (so long as a financing statement between Lender, as secured party, and such other Borrower, as debtor, covering such Equipment has previously been recorded in the appropriate governmental offices of the jurisdiction of such location) and except for the movement of motor vehicles used by or for the benefit of Borrower in the ordinary course of business; (f) the Equipment is now and shall remain personal property and Borrower shall not permit any of the Equipment to be or become a part of or affixed to real property; and (g) Borrower assumes all responsibility and liability arising from the use of the Equipment and Real Property.

         7.5 Right to Cure. Lender may, at its option, (a) after prior notice to Borrower cure any default by Borrower under any agreement with a third party or pay or bond on appeal any judgment entered against Borrower, (b) discharge taxes, liens, security interests or other encumbrances at any time levied on or existing with respect to the Collateral and (c) pay any amount, incur any expense or perform any act which, in Lender's judgment, is necessary or appropriate to preserve, protect, insure or maintain the Collateral and the rights of Lender with respect thereto. Lender may add any amounts so expended to the Obligations and charge Borrower's account therefor, such amounts to be repayable by Borrower on demand. Lender shall be under no obligation to effect such cure, payment or bonding and shall not, by doing so, be deemed to have assumed any obligation or liability of Borrower. Any payment made or other action taken by Lender under this Section shall be without prejudice to any right to assert an Event of Default hereunder and to proceed accordingly.


189-5

         7.6 Power of Attorney. Borrower hereby irrevocably designates and appoints Lender (and all persons designated by Lender) as Borrower's true and lawful attorney-in-fact, and authorizes Lender, in Borrower's or Lender's name, to: (a) at any time an Event of Default or act, condition or event which with notice or passage of time or both would constitute an Event of Default exists or has occurred and is continuing (i) demand payment on Accounts or other proceeds of Inventory or other Collateral, (ii) enforce payment of Accounts by legal proceedings or otherwise, (iii) exercise all of Borrower's rights and remedies to collect any Account or other Collateral, (iv) sell or assign any Account upon such terms, for such amount and at such time or times as the Lender deems advisable, (v) settle, adjust, compromise, extend or renew an Account, (vi) discharge and release any Account, (vii) prepare, file and sign Borrower's name on any proof of claim in bankruptcy or other similar document against an account debtor, (viii) notify the post office authorities to change the address for delivery of Borrower's mail to an address designated by Lender, and open and dispose of all mail addressed to Borrower, and (ix) do all acts and things which are necessary, in Lender's determination, to fulfill Borrower's obligations under this Agreement and the other Financing Agreements and (b) at any time to
(i) take control in any manner of any item of payment or proceeds thereof constituting Collateral or proceeds thereof received in or for deposit in the Blocked Accounts or otherwise received by Lender, (ii) have access to any lockbox or postal box into which remittances from customers or other payments in respect of Accounts or other Collateral are deposited, (iii) endorse Borrower's name upon any items of payment or proceeds thereof and deposit the same in the Lender's account for application to the Obligations, (iv) endorse Borrower's name upon any chattel paper, document, instrument, invoice, or similar document or agreement relating to any Account or any goods pertaining thereto or any other Collateral, (v) sign Borrower's name on any verification of Accounts and notices thereof to account debtors and (vi) execute in Borrower's name and file any UCC financing statements or amendments thereto. Borrower hereby releases Lender and its officers, employees and designees from any liabilities arising from any act or acts under this power of attorney and in furtherance thereof, whether of omission or commission, except as a result of Lender's own gross negligence or wilful misconduct as determined pursuant to a final non-appealable order of a court of competent jurisdiction.

         7.7 Access to Premises. From time to time as requested by Lender, at the cost and expense of Borrower, (a) Lender or its designee shall have complete access to all premises of Borrower during normal business hours and after notice to Borrower or at any time and without notice to Borrower if an Event of Default exists or has occurred and is continuing, for the purposes of inspecting, verifying and auditing the Collateral and all of Borrower's books and records, including, without limitation, the Records, and (b) Borrower shall promptly furnish to Lender such copies of such books and records or extracts therefrom as Lender may request, and (c) Lender or its designee may use during normal business hours such of Borrower's personnel, equipment, supplies and premises as may be reasonably necessary for the foregoing and if an Event of Default exists or

189-5
has occurred and is continuing for the collection of Accounts and realization of other Collateral.


SECTION 8.   REPRESENTATIONS AND WARRANTIES

         Borrower and Guarantors hereby jointly and severally represent and warrant to Lender the following (which shall survive the execution and delivery of this Agreement), the truth and accuracy of which are a continuing condition of the making of Loans and providing Letter of Credit Accommodations by Lender to Borrower:

         8.1 Corporate Existence, Power and Authority; Subsidiaries. Borrower and each Guarantor is a corporation duly organized and in good standing under the laws of its state of incorporation and is duly qualified as a foreign corporation and in good standing in all states or other jurisdictions where the nature and extent of the business transacted by it or the ownership of assets makes such qualification necessary and where the failure to so qualify would have a material adverse effect on Borrower's or any Guarantor's financial condition, results of operation or business or the rights of Lender hereunder or under any of the other Financing Agreements or the rights of Lender in or to any of the Collateral. The execution, delivery and performance of this Agreement, the other Financing Agreements and the transactions contemplated hereunder and thereunder are all within Borrower's and each Guarantor's corporate powers, have been duly authorized and are not in contravention of law or the terms of Borrower's or any Guarantor's certificate of incorporation, by-laws, or other organizational documentation, or any indenture, agreement or undertaking to which Borrower or any Guarantor is a party or by which Borrower or any Guarantor or its property are bound. This Agreement and the other Financing Agreements to which Borrower or any Guarantor is a party constitute legal, valid and binding obligations of Borrower and such Guarantor enforceable in accordance with their respective terms. Borrower and Guarantors do not have any Subsidiaries except as set forth on the Information Certificate.

         8.2 Financial Statements; No Material Adverse Change. All financial statements relating to Borrower and Guarantors which have been or may hereafter be delivered by Borrower or Guarantors to Lender have been prepared in accordance with GAAP (except as to any interim financial statements, to the extent such statements are subject to normal year-end adjustments and do not include any notes), and fairly present the financial condition and the results of operation of Borrower as at the dates and for the periods set forth therein. Except as disclosed in any interim financial statements furnished by Borrower and Guarantors to Lender prior to the date of this Agreement, there has been no material adverse change in the assets, liabilities and condition, financial or otherwise of Borrower or any Guarantor, since the date of the most recent audited financial statements furnished by Borrower or Guarantors to Lender prior to the date of this Agreement.

189-5

         8.3 Chief Executive Office; Collateral Locations. The chief executive office of Borrower and each Guarantor and Borrower's and Guarantors' Records concerning Accounts are located only at the addresses set forth below and their only other places of business and the only other locations of Collateral, if any, are the addresses set forth in the Information Certificate, subject to the right of Borrower and each Guarantor to establish new locations in accordance with Section 9.2 below. The Information Certificate correctly identifies any of such locations which are not owned by Borrower or Guarantors and sets forth the owners and/or operators thereof and to the best of Borrower's knowledge, the holders of any mortgages on such locations.

         8.4 Priority of Liens; Title to Properties. The security interests and liens granted to Lender hereunder and under the other Financing Agreements constitute valid and perfected first priority liens and security interests in and upon the Collateral subject only to the liens indicated on Schedule 8.4 hereto and the other liens permitted under Section 9.8 hereof. Borrower and each Guarantor has good and marketable title to all of its respective properties and assets subject to no liens, mortgages, pledges, security interests, encumbrances or charges of any kind, except those granted to Lender and such others as are specifically listed on Schedule 8.4 hereto or permitted under Section 9.8 hereof.

         8.5 Tax Returns. Borrower and each Guarantor has filed, or caused to be filed, in a timely manner all tax returns, reports and declarations which are required to be filed by it. All information in such tax returns, reports and declarations is complete and accurate in all material respects. Borrower and each Guarantor has paid or caused to be paid all taxes due and payable or claimed due and payable in any assessment received by it, except taxes the validity of which are being contested in good faith by appropriate proceedings diligently pursued and available to Borrower or such Guarantor and with respect to which adequate reserves have been set aside on its books. Adequate provision has been made for the payment of all accrued and unpaid Federal, State, county, local, foreign and other taxes whether or not yet due and payable and whether or not disputed.

         8.6 Litigation. Except as set forth on the Information Certificates, there is no present investigation by any Governmental Authority pending, or to the best of Borrower's and Guarantors' knowledge threatened, against or affecting Borrower or any Guarantor, their respective assets or business and there is no action, suit, proceeding or claim by any Person pending, or to the best of Borrower's and each Guarantor's knowledge threatened, against Borrower or any Guarantor or its assets or goodwill, or against or affecting any transactions contemplated by this Agreement, which if adversely determined against Borrower or such Guarantor would have result in any material adverse change in the assets, businesses or financial condition of Borrower or such Guarantor or would impair the ability of Borrower or such Guarantor to perform its obligations hereunder or under any of the other Financing Agreements to which

189-5

Borrower or such Guarantor is a party or of Lender to enforce any Obligations or realize upon any Collateral.

         8.7 Compliance with Other Agreements and Applicable Laws. Neither Borrower nor any Guarantor is in default in any respect under, or in violation in any respect of any of the terms of, any material agreement, including without limitation, the Subordinated Note Agreements and the Municipal Debt Agreements, contract, instrument, lease or other commitment to which it is a party or by which it or any of its assets are bound. Borrower and each Guarantor is in compliance in all material respects with all applicable provisions of laws, rules, regulations, licenses, permits, approvals and orders of any foreign, Federal, State or local Governmental Authority.

         8.8 Bank Accounts. All of the deposit accounts, investment accounts or other accounts in the name of or used by Borrower or any Guarantor maintained at any bank or other financial institution are set forth on Schedule 8.8 hereto, subject to the right of Borrower and each Guarantor to establish new accounts in accordance with Section 9.13 below.

         8.9  Environmental Compliance.

               (a) Except as set forth on Schedule 8.9 hereto, neither Borrower nor any Guarantor, or any Subsidiary, has generated, used, stored, treated, transported, manufactured, handled, produced or disposed of any Hazardous Materials, on or off its premises (whether or not owned by it) in any manner in material violation of any applicable Environmental Law or any license, permit, certificate, approval or similar authorization thereunder and the operations of Borrower and each Guarantor complies in all material respects with all Environmental Laws and all licenses, permits, certificates, approvals and similar authorizations thereunder.

               (b) Except as set forth on Schedule 8.9 hereto, there has been no investigation, proceeding, complaint, order, directive, claim, citation or notice by any Governmental Authority or any other person nor is any pending or to the best of Borrower's and each Guarantor's knowledge threatened, with respect to (i) any non-compliance with or violation of the requirements of any Environmental Law by Borrower or any Guarantor (or any Subsidiary), (ii) the release, spill or discharge, threatened or actual, of any Hazardous Material or
(iii) the generation, use, storage, treatment, transportation, manufacture, handling, production or disposal of any Hazardous Materials or any other environmental, health or safety matter, which, as to each of clauses (i), (ii) or (iii) to the best of Borrower's or any Guarantor's knowledge, materially affects Borrower or any Guarantor or their respective businesses, operations or assets or any properties at which Borrower or any Guarantor has transported, stored or disposed of any Hazardous Materials.


189-5

               (c) Neither Borrower nor any Guarantor has any material liability (contingent or otherwise) in connection with a release, spill or discharge, threatened or actual, of any Hazardous Materials or the generation, use, storage, treatment, transportation, manufacture, handling, production or disposal of any Hazardous Materials.

               (d) Borrower and each Guarantor has all material licenses, permits, certificates, approvals or similar authorizations required to be obtained or filed in connection with the operations of Borrower and each Guarantor under any Environmental Law and all of such licenses, permits, certificates, approvals or similar authorizations are valid and in full force and effect.

         8.10  Employee Benefits.

               (a) Neither Borrower nor any Guarantor has engaged in any transaction in connection with which Borrower, any Guarantor or any of their respective ERISA Affiliates could be subject to either a civil penalty assessed pursuant to Section 502(i) of ERISA or a tax imposed by Section 4975 of the Code which has or has a reasonable likelihood of having a Material Adverse Effect, including any accumulated funding deficiency described in Section 8.10(c) hereof which has or has a reasonable likelihood of having a Material Adverse Effect and any deficiency with respect to vested accrued benefits described in Section
8.10(d) hereof which has or has a reasonable likelihood of having a Material Adverse Effect.

               (b) No liability to the Pension Benefit Guaranty Corporation has been or is expected by Borrower or any Guarantor to be incurred with respect to any employee benefit plan of Borrower or any Guarantor or their respective ERISA Affiliates which has a or has a reasonable likelihood of having Material Adverse Effect. There has been no reportable event (within the meaning of Section 4043(b) of ERISA) or any other event or condition with respect to any employee pension benefit plan of Borrower or any Guarantor or its ERISA Affiliates which presents a risk of termination of any such plan by the Pension Benefit Guaranty Corporation which has or has a reasonable likelihood of having a Material Adverse Effect.

               (c) Full payment has been made of all amounts which Borrower or any Guarantor or its ERISA Affiliates is required under Section 302 of ERISA and
Section 412 of the Code to have paid under the terms of each employee benefit plan as contributions to such plan as of the last day of the most recent fiscal year of such plan ended prior to the date hereof, and no accumulated funding deficiency (as defined in Section 302 of ERISA and Section 412 of the Code), whether or not waived, exists with respect to any employee benefit plan, including any penalty or tax described in Section 8.10(a) hereof which has or has a reasonable likelihood of having a Material Adverse Effect and any deficiency with respect to vested accrued benefits described in Section

189-5

8.10(d) hereof which has or has a reasonable likelihood of having a Material Adverse Effect.

               (d) The current value of all vested accrued benefits under all employee benefit plans maintained by Borrower and each Guarantor that are subject to Title IV of ERISA does not exceed the current value of the assets of such plans allocable to such vested accrued benefits, including any penalty or tax described in Section 8.10(a) hereof which has or has a reasonable likelihood of having a Material Adverse Effect and any accumulated funding deficiency described in Section 8.10(c) hereof which has or has a reasonable likelihood of having a Material Adverse Effect. The terms "current value" and "accrued benefit" have the meanings specified in ERISA.

               (e) Except as set forth on Schedule 8.10 hereof, neither Borrower nor any Guarantor or any of its ERISA Affiliates is or has ever been obligated to contribute to any "multiemployer plan" (as such term is defined in Section 4001(a)(3) of ERISA) that is subject to Title IV of ERISA.

         8.11  Accuracy  and   Completeness  of  Information.   All  information
furnished by or on behalf of Borrower or Guarantors in writing to Lender in connection with this Agreement or any of the other Financing Agreements or any transaction contemplated hereby or thereby (including, without limitation, all information on the Information Certificate) is true and correct in all material respects on the date as of which such information is dated or certified and does not omit any material fact necessary in order to make such information not misleading. No event or circumstance has occurred and is continuing which has had or could reasonably be expected to have a material adverse affect on the businesses, assets or financial condition of Borrower or any Guarantor, which has not been accurately disclosed to Lender in writing.

         8.12 Survival of Warranties; Cumulative. All representations and warranties contained in this Agreement or any of the other Financing Agreements shall survive the execution and delivery of this Agreement and shall be deemed to have been made again to Lender on the date of each additional borrowing or other credit accommodation hereunder, except to the extent that such representations and warranties expressly relate solely to an earlier date (in which case such representations and warranties shall have been true and accurate on and as of such earlier date), and shall be conclusively presumed to have been relied on by Lender regardless of any investigation made or information possessed by Lender. The representations and warranties set forth herein shall be cumulative and in addition to any other representations or warranties which Borrower and Guarantors shall now or hereafter give, or cause to be given, to Lender.



189-5

SECTION 9.   AFFIRMATIVE AND NEGATIVE COVENANTS

         9.1 Maintenance of Existence. Borrower and each Guarantor shall at all times preserve, renew and keep in full force and effect its corporate existence and rights and franchises with respect thereto and maintain in full force and effect all material permits, licenses, trademarks, tradenames, approvals, authorizations, leases and contracts necessary to carry on its business as presently or proposed to be conducted. Borrower and each Guarantor shall give Lender thirty (30) days prior written notice of any proposed change in its corporate name, which notice shall set forth the new name and Borrower or such Guarantor shall deliver to Lender a copy of the amendment to the Certificate of Incorporation of Borrower or such Guarantor providing for the name change certified by the Secretary of State of the jurisdiction of incorporation of Borrower or such Guarantor as soon as it is available.

         9.2 New Collateral Locations. Borrower and each Guarantor may open any new location within the continental United States provided Borrower or such Guarantor (a) gives Lender thirty (30) days prior written notice of the intended opening of any such new location, and (b) executes and delivers, or causes to be executed and delivered, to Lender such agreements, documents, and instruments as Lender may deem reasonably necessary or desirable to protect its interests in the Collateral at such location, including UCC financing statements.

         9.3  Compliance with Laws, Regulations, Etc.

               (a) Borrower and each Guarantor shall, and shall cause any Subsidiary to, at all times, comply in all material respects with all laws, rules, regulations, licenses, permits, approvals and orders applicable to it and duly observe all requirements of any Federal, State or local Governmental Authority, including ERISA, the Code, the Occupational Safety and Health Act of 1970, as amended, the Fair Labor Standards Act of 1938, as amended, and all statutes, rules, regulations, orders, permits and stipulations relating to environmental pollution and employee health and safety, including all of the Environmental Laws.

               (b) Borrower and each Guarantor shall establish and maintain, at its expense, a system to assure and monitor its continued compliance with all Environmental Laws in all of its operations which system shall include annual reviews of such compliance by employees or agents of Borrower and Guarantors who are familiar with the requirements of the Environmental Laws. Copies of all environmental surveys, audits, assessments, feasibility studies and results of remedial investigations shall be promptly furnished, or caused to be furnished, by Borrower and each Guarantor to Lender. Borrower and Guarantors shall take, and shall cause any Subsidiary to take, prompt and appropriate action to respond to any non-compliance with any of the Environmental Laws and shall report to Lender on such response.

189-5

               (c) Borrower and Guarantors shall give both oral and written notice to Lender immediately upon Borrower's or such Guarantor's receipt of any notice of, or Borrower's or such Guarantor's otherwise obtaining knowledge of any of the following that could reasonably be expected to have a Material Adverse Effect, (i) the occurrence of any event involving the release, spill or discharge, threatened or actual, of any Hazardous Material or (ii) any investigation, proceeding, complaint, order, directive, claims, citation or notice with respect to: (A) any non-compliance with or violation of any Environmental Law by Borrower or any Guarantor or (B) the release, spill or discharge, threatened or actual, of any Hazardous Material other than as permitted by or in accordance with any applicable Environmental Laws or (C) the generation, use, storage, treatment, transportation, manufacture, handling, production or disposal of any Hazardous Materials other than as permitted by or in accordance with any applicable Environmental Laws or (D) any other environmental, health or safety matter, which affects Borrower or any Guarantor or their respective business, operations or assets or any properties at which Borrower or any Guarantor transported, stored or disposed of any Hazardous Materials.

               (d) Without limiting the generality of the foregoing, whenever Lender reasonably determines that there is non-compliance, or any condition which requires any action by or on behalf of Borrower or any Guarantor in order to avoid any material non-compliance, with any Environmental Law, Borrower or such Guarantor shall, at Lender's request and the expense of Borrower: (i) cause an independent environmental engineer acceptable to Lender to conduct such tests of the site where Borrower's or such Guarantor's non-compliance or alleged non-compliance with such Environmental Laws has occurred as to such
non-compliance   and  prepare  and  deliver  to  Lender  a  report  as  to  such non-compliance setting forth the results of such tests, a proposed plan for responding to any environmental problems described therein, and an estimate of the costs thereof and (ii) provide to Lender a supplemental report of such engineer whenever the scope of such non-compliance, or Borrower's or such Guarantor's response thereto or the estimated costs thereof, shall change in any material respect.

               (e) Borrower and each Guarantor shall indemnify and hold harmless
Lender, its directors, officers, employees, agents, invitees, representatives, successors and assigns, from and against any and all losses, claims, damages, liabilities, costs, and expenses (including attorneys' fees and legal expenses) directly or indirectly arising out of or attributable to the use, generation, manufacture, reproduction, storage, release, threatened release, spill, discharge, disposal or presence of a Hazardous Material, including the costs of any required or necessary repair, cleanup or other remedial work with respect to any property of Borrower or any Guarantor and the preparation and implementation of any closure, remedial or other required plans. All representations, warranties, covenants and indemnifications in this Section 9.3 shall survive the payment of the Obligations and the termination or non-renewal of this Agreement.


189-5

         9.4 Payment of Taxes and Claims. Borrower and each Guarantor shall, and shall cause any Subsidiary to, duly pay and discharge all taxes, assessments, contributions and governmental charges upon or against it or its properties or assets, except for taxes the validity of which are being contested in good faith by appropriate proceedings diligently pursued and available to Borrower, Guarantor or Subsidiary and with respect to which adequate reserves have been set aside on its books. Borrower shall be liable for any tax or penalties imposed on Lender as a result of the financing arrangements provided for herein and Borrower and each Guarantor agrees to indemnify and hold Lender harmless with respect to the foregoing, and to repay to Lender on demand the amount thereof, and until paid by Borrower such amount shall be added and deemed part of the Loans, provided, that, nothing contained herein shall be construed to require Borrower or Guarantors to pay any income or franchise taxes attributable to the income of Lender from any amounts charged or paid hereunder to Lender. The foregoing indemnity shall survive the payment of the Obligations and the termination or non-renewal of this Agreement.

         9.5  Insurance.

               (a) Borrower and each Guarantor shall, and shall cause any Subsidiary to, at all times, maintain with financially sound and reputable insurers insurance with respect to the Collateral against loss or damage and all other insurance of the kinds and in the amounts customarily insured against or carried by corporations of established reputation engaged in the same or similar businesses and similarly situated. Said policies of insurance shall be satisfactory to Lender as to form, amount and insurer. Borrower and each Guarantor shall furnish certificates, policies or endorsements to Lender as Lender shall require as proof of such insurance, and, if Borrower or any Guarantor fails to do so, Lender is authorized, but not required, to obtain such insurance at the expense of Borrower. All policies shall provide for at least thirty (30) days prior written notice to Lender of any cancellation or reduction of coverage and that Lender may act as attorney for Borrower or any Guarantor in obtaining, and at any time an Event of Default exists or has occurred and is continuing, adjusting, settling, amending and canceling such insurance. Borrower and each Guarantor shall cause Lender to be named as a loss payee and an additional insured (but without any liability for any premiums) under such insurance policies and Borrower and each Guarantor shall obtain non-contributory lender's loss payable endorsements to all insurance policies in form and substance satisfactory to Lender. Such lender's loss payable endorsements shall specify that the proceeds of such insurance shall be payable to Lender as its interests may appear and further specify that Lender shall be paid regardless of any act or omission by Borrower or any of their Affiliates.

               (b) At its option, Lender may apply any insurance proceeds received by Lender at any time to the cost of repairs or replacement of Collateral and/or to payment

189-5
                                       50
of the Obligations, whether or not then due, in any order and in such manner as Lender may determine or hold such proceeds as cash collateral for the Obligations.

         9.6  Financial Statements and Other Information.

               (a)  Borrower  and each  Guarantor  shall keep  proper  books and records in which true and complete entries shall be made of all dealings or transactions of or in relation to the Collateral and the businesses of Borrower, Guarantors and their Subsidiaries (if any) in accordance with GAAP and Borrower and Guarantors shall furnish or cause to be furnished to Lender: (i) within forty-five (45) days after the end of each fiscal month, monthly unaudited consolidated financial statements and unaudited consolidating financial statements (including in each case balance sheets, statements of income and loss, statements of cash flow, and statements of shareholders' equity), all in reasonable detail, fairly presenting the financial position and the results of the operations of Borrower and its Subsidiaries as of the end of and through such fiscal month and (ii) within ninety (90) days after the end of each fiscal year, audited consolidated financial statements and unaudited consolidating financial statements of Borrower and its Subsidiaries (including in each case balance sheets, statements of income and loss, statements of cash flow and statements of shareholders' equity), and the accompanying notes thereto, all in reasonable detail, fairly presenting the financial position and the results of the operations of Borrower and its Subsidiaries as of the end of and for such fiscal year, together with the unqualified opinion of independent certified public accountants, which accountants shall be an independent accounting firm selected by Borrower and reasonably acceptable to Lender, that such financial statements have been prepared in accordance with GAAP, and present fairly the results of operations and financial condition of Borrower and its Subsidiaries as of the end of and for the fiscal year then ended.

               (b) Borrower and Guarantors shall promptly notify Lender in writing of the details of (i) any material loss, damage, investigation, action, suit, proceeding or claim relating to the Collateral or any other property which is security for the Obligations or which would result in any material adverse change in Borrower's or any Guarantor's business, properties, assets, goodwill or condition, financial or otherwise and (ii) the occurrence of any Event of Default or act, condition or event which, with the passage of time or giving of notice or both, would constitute an Event of Default. In addition, Borrower shall provide Lender monthly with a report of all locations of Inventory at consignees, processors, warehouses, bailees or other third parties indicating the name and address of such person and the approximate amount of the Inventory at such location.

               (c) Borrower and Guarantors shall furnish or cause to be furnished to Lender such budgets, forecasts, projections and other information respecting the Collateral and the businesses of Borrower and Guarantors, as Lender may, from time to

189-5
                                       51
time, reasonably request. Lender is hereby authorized to deliver a copy of any financial statement or any other information relating to the business of Borrower or any Guarantor to any court or other Governmental Authority or to any participant or assignee or prospective participant or assignee. Borrower and each Guarantor hereby irrevocably authorizes and directs all accountants or auditors to deliver to Lender, at Borrower's expense, copies of the financial statements of Borrower and Guarantors and any reports or management letters prepared by such accountants or auditors on behalf of Borrower and Guarantors and to disclose to Lender such information as they may have regarding the businesses of Borrower and Guarantors. Any documents, schedules, invoices or other papers delivered to Lender may be destroyed or otherwise disposed of by Lender one (1) year after the same are delivered to Lender, except as otherwise designated by Borrower to Lender in writing.

          9.7 Sale of Assets, Consolidation, Merger, Dissolution, Etc. Borrower and each Guarantor shall not, and shall not permit any Subsidiary to, directly or indirectly,

               (a) merge into or with or consolidate with any other Person or permit any other Person to merge into or with or consolidate with it; or

               (b) sell, assign, lease, transfer, abandon or otherwise dispose of any Capital Stock or Indebtedness to any other Person or any of its assets to any other Person except, for,

                     (i) sales of Inventory in the ordinary course of business, or

                      (ii)(A) the disposition of worn-out or obsolete Equipment or Equipment no longer used in the business so long as (1) Lender shall have received at least five (5) days prior written notice of such disposition, (2) such sales shall be at commercially reasonable prices and on terms with a Person who is not an Affiliate, (3) at least eighty (80%) percent of the consideration received from any such sale or other disposition is in the form of cash or Cash Equivalents, (4) such sales price is equal to or in excess of the appraised value of the Equipment subject to such sale or other disposition (in addition to any other rights of Lender under Section 7.4 hereof or otherwise, Lender may at its option require Borrower, at Borrower's expense, to deliver or cause to be delivered to Lender an updated appraisal as to the Equipment in form, scope and methodology acceptable to Lender and upon which Lender is expressly permitted to rely) may rely, (5) the Net Proceeds of any such disposition are paid to Lender, and (6) no Event of Default or act or condition which with notice, lapse of time or both would constitute an Event of Default shall exist or have occurred and be continuing, or

                           (B) in addition to the transfers and  dispositions of
Equipment permitted pursuant to Section 9.7(b) (ii)(A) above, Borrower may sell, transfer or

189-5
                                       52
dispose of other Equipment, provided, that, (1) prior to the first anniversary of the date of this Agreement, any such sales, transfers or other dispositions do not involve Equipment having an aggregate fair market value in excess of $100,000 and at all times thereafter such sales transfers or other dispositions do not involve Equipment having an aggregate fair market value in excess of $300,000 for all such Equipment disposed of in any fiscal year of Borrower, (2) the conditions set forth in Section 9.7(b)(ii)(A)(1) through (4) are satisfied,
(3) as of the date of any such sale or other disposition and after giving effect thereto, the daily average of the Excess Availability for the immediately preceding fifteen (15) consecutive day period shall be not less than $1,000,000 and as of the date of any such disposition and after giving effect thereto, the Excess Availability shall be not less than $1,000,000, and (4) as of the date of any such sale or other disposition and after giving effect thereto, no Event of Default, or act, condition or event which with notice or passage of time or both would constitute an Event of Default, shall exist or have occurred and be continuing,

Notwithstanding the provisions of this Section 9.7(b)(ii), Borrower shall have the ability to retain the Net Proceeds of any permitted disposition of Equipment so long as the Net Proceeds of any such disposition are used within sixty (60) days of such disposition to acquire other Equipment of equal or greater utility and value than the Equipment disposed of prior to such Equipment becoming worn-out or obsolete and the following additional conditions are satisfied: (x) Borrower notifies Lender of its intention to replace the Equipment to be disposed of at least ten (10) days prior to its disposition, (y) as of the date of any such sale, transfer or other disposition and after giving effect thereto, no Event of Default or act or condition which with notice, lapse of time or both would constitute an Event of Default shall exist or have occurred and be continuing and (z) such replacement Equipment, is immediately upon its acquisition, subject to a first priority security interest in favor of Lender; or

                      (iii) the sale of not more than four and one-half (4.5) acres of the thirty-eight (38) acres real property owned by CCC and located in Aliquippa, Pennsylvania as such sale is provided for in a contract of sale, in form and substance reasonably satisfactory to Lender, provided, that, as to such sale, it shall occur (A) prior to December 31, 1999, (B) Lender shall have received not less than ten (10) days prior written notice of such sale, which notice shall set forth in reasonable detail satisfactory to Lender, the parties to such sale, the Real Property and related assets to be sold, the purchase price and the manner of payment thereof and such other information with respect thereto as Lender may request, (C) such sale shall be on commercially reasonable terms in a bona fide arm's-length transaction with a non-affiliated Person, and
(D) all of the Net Proceeds of any such sale shall be paid either (1) directly to Lender or (2) to Borrower to pay down the Indebtedness of CCC to Borrower, provided, that, neither Borrower nor any Guarantor shall incur any liabilities in connection with such sale except as permitted herein, and as of the date of such sale and after giving effect thereto, no Event of Default, or act, condition or event which with notice or

189-5
                                       53
passage of time or both would constitute an Event of Default shall exist or have occurred and be continuing; or

               (c)  wind up, liquidate or dissolve; or

               (d) agree to do any of the foregoing.

         9.8 Encumbrances. Borrower and each Guarantor shall not, and shall not permit any Subsidiary to, create, incur, assume or suffer to exist any security interest, mortgage, pledge, lien, charge or other encumbrance of any nature whatsoever on any of its assets or properties, including, without limitation, the Collateral, except:

               (a)  liens and security interests of Lender;

               (b) liens securing the payment of taxes, either not yet overdue or the validity of which are being contested in good faith by appropriate proceedings diligently pursued and available to Borrower or such Guarantor and with respect to which adequate reserves have been set aside on its books and which have not yet become enforceable against such Person;

               (c) non-consensual statutory liens (other than liens securing the payment of taxes) arising in the ordinary course of Borrower's or such Guarantor's business to the extent: (i) such liens secure Indebtedness or obligations which are not overdue or (ii) such liens secure Indebtedness relating to claims or liabilities which are fully insured and being defended at the sole cost and expense and at the sole risk of the insurer or being contested in good faith by appropriate proceedings diligently pursued and available to Borrower or such Guarantor, in each case prior to the commencement of foreclosure or other similar proceedings and with respect to which adequate reserves have been set aside on its books;

               (d) pledges and deposits of cash by Borrower or any Guarantor after the date hereof in the ordinary course of business (i) in connection with workers' compensation, unemployment insurance and other types of social security benefits consistent with the current practices of Borrower and Guarantors as of the date hereof, (ii) in connection with casualty insurance maintained in accordance with the provisions of any Financing Agreement, (iii) to secure surety or appeal bonds (exclusive of obligations for the payment of borrowed money) or (iv) to secure indemnity, performance or other similar bonds (exclusive of obligations for the payment of borrowed money) in the ordinary course of business; provided, that, provisions for the payment of such liens has been made on the books of such Person in accordance with GAAP and the aggregate amount of all deposits or pledges at any time pursuant to the foregoing clauses
(i) through (iv) shall not exceed $1,500,000 in the aggregate for Borrower and Guarantors, taken as a whole.

189-5
                                       54

               (e) liens arising from (i) operating leases and the precautionary UCC financing statement filings in respect thereof and (ii) equipment or other materials which are not owned by Borrower located on the premises of Borrower (but not in connection with, or as part of, the financing thereof) from time to time in the ordinary course of business and consistent with current practices of Borrower and the precautionary UCC financing statement filings in respect thereof, provided, that, Lender shall have received written notice of such equipment or other materials and such equipment and other materials shall be separately identified to Lender in any report with respect to Equipment and Inventory provided to Lender in a manner satisfactory to Lender;

               (f) zoning restrictions, easements, licenses, covenants and other restrictions affecting the use of Real Property which do not interfere in any material respect with the use of such real property or ordinary conduct of the businesses of Borrower as presently conducted thereon or materially impair the value of the Real Property which may be subject thereto;

               (g) security interests and liens upon the Collateral granted by Borrower to the Senior Subordinated Noteholders and the Municipalities pursuant to the terms of the Senior Subordinated Note Agreements and the Current Municipal Debt Agreements (each as in effect on the date hereof), respectively, to secure the Indebtedness of Borrower to Senior Subordinated Noteholders and Municipalities, respectively, as permitted under Section 9.9 hereof, which security interests and liens on the Collateral are, in all respects, subject and subordinated in priority to the security interests and liens of Lender as set forth in the Subordination and Intercreditor Agreement and the Municipal Subordination and Intercreditor Agreement respectively;

               (h) security interests and liens upon the Collateral granted by Borrower to the Senior Subordinated Noteholders and the Municipalities pursuant to the terms of the Senior Subordinated Note Agreements and the Current Municipal Debt Agreements (each as in effect on the date hereof), respectively, to secure the Indebtedness of Borrower to Municipalities, to secure Indebtedness under Future Municipal Debt Agreements permitted under Section 9.9 (f) hereof, which security interests and liens on the Collateral shall be, in all respects, subject and subordinated in priority to the security interests and liens of Lender as set forth in the Subordination and Intercreditor Agreement, in form and substance satisfactory to Lender;

               (i) purchase money security interests in Equipment (including Capital Leases) arising after the date hereof in the aggregate not to exceed $2,000,000 at any time outstanding, so long as (A) the Borrower may no longer obtain Equipment Purchase Term Loans hereunder, (B) such security interests do not apply to any property of Borrower other than the Equipment so acquired and
(C) the Indebtedness secured thereby does not exceed the cost of the Equipment acquired; and

189-5
                                       55

               (j)  security  interests  and  liens set  forth on  Schedule  8.4 hereto.

         9.9 Indebtedness. Borrower and each Guarantor shall not, and shall not permit any Subsidiary to, incur, create, assume, become or be liable in any manner with respect to, or permit to exist, any Indebtedness, except:

               (a)  the Obligations;

               (b) unsecured Indebtedness of Borrower to any Guarantor or any Guarantor to Borrower, as the case may be, arising pursuant to loans permitted under Section 9.10 below; and

               (c) Indebtedness of Borrower under interest rate swap agreements, interest rate cap agreements, interest rate collar agreements, interest rate exchange agreements and similar contractual arrangements entered into for the purpose of protecting a Person against fluctuations in interest rates; provided, that, such arrangements are with banks or other financial institutions that have combined capital and surplus and undivided profits of not less than $100,000,000 and are not for speculative purposes and such Indebtedness shall be unsecured;

               (d) Indebtedness arising under the Senior Subordinated Notes, provided, that:

                      (i) the aggregate principal amount of such Indebtedness shall not exceed $23,000,000 less the aggregate amount of all repayments, repurchases or redemptions, whether optional or mandatory in respect thereof, plus interest thereon at the rate provided for in the Senior Subordinated Notes as in effect on the date hereof,

                      (ii) Borrower shall not, directly or indirectly make any payments in respect of such Indebtedness, except, that, Borrower may make regularly scheduled payments of principal and interest in respect of the Senior Subordinated Notes (each a "Subordinated Note Payment") as follows: each Current Portion on the Senior Subordinated Notes may be paid on the Payment Date on which it is due under the terms of the Senior Subordinated Note Agreements, together with any Current Portion which became due and owing on any preceding Payment Date (including amounts which were not previously permitted to be paid in full pursuant to the provisions of the Subordination and Intercreditor Agreement), only if and to the extent that as of the date of such Subordinated Note Payment and after giving effect thereto, each of the following conditions is satisfied: (1) as of the date of any such Subordinated Note Payment, Excess Availability immediately prior to the making of such Subordinated Note Payment and after giving effect thereto, shall be not less than $1,000,000, and (2)

189-5
                                       56
as of the date of any such Subordinated Note Payment and after giving effect thereto, no Event of Default, shall exist or have occurred; and

                      (iii) Borrower shall not, directly or indirectly, (A) amend, modify, alter or change the terms of such Indebtedness or any agreement, document or instrument related thereto, except, that, Borrower may, after prior written notice to Lender, amend, modify, alter or change the terms thereof so as to extend the maturity thereof, or defer the timing of any payments in respect thereof, or to forgive or cancel any portion of such Indebtedness (other than pursuant to payments thereof), or to reduce the interest rate or any fees in connection therewith, or (B) make any principal payments in respect of, redeem, retire, defease, purchase or otherwise acquire such Indebtedness (except pursuant to regularly scheduled payments of principal and interest permitted in
Section 9.9(d)(ii) hereof), or set aside or otherwise deposit or invest any sums for such purpose, and

                      (iv) Borrower shall furnish to Lender all notices or demands in connection with such Indebtedness either received by Borrower or on its behalf promptly after the receipt thereof, or sent by Borrower or on its behalf concurrently with the sending thereof, as the case may be;

               (e) Current Municipal Indebtedness, provided, that:

                      (i) the aggregate principal amount of such Indebtedness outstanding at any time shall not exceed $600,000 less the aggregate amount of all repayments, repurchases or redemptions, whether optional or mandatory in respect thereof, plus interest thereon at the rate provided for in the Current Municipal Debt Agreements as in effect on the date hereof,

                      (ii) Borrower shall not, directly or indirectly make any payments in respect of such Indebtedness, except, that, Borrower may make regularly scheduled payments of principal and interest in respect of the Current Municipal Debt Agreements as provided for in the Current Municipal Debt Agreements, provided, that, on the date of any such payment and after giving effect thereto, no Event of Default, or act, condition or event which with notice or passage of time or both would constitute an Event of Default, shall exist or have occurred and be continuing,

                      (iii) Borrower shall not, directly or indirectly, (A) amend, modify, alter or change the terms of such Indebtedness or any agreement, document or instrument related thereto, except, that, Borrower may, after prior written notice to Lender, amend, modify, alter or change the terms thereof so as to extend the maturity thereof, or defer the timing of any payments in respect thereof, or to forgive or cancel any portion of such Indebtedness (other than pursuant to payments thereof), or to reduce the interest rate or any fees in connection therewith, or (B) make any principal payments in respect

189-5
                                       57
of, redeem, retire, defease, purchase or otherwise acquire such Indebtedness (except pursuant to regularly scheduled payments of principal and interest permitted herein), or set aside or otherwise deposit or invest any sums for such purpose, and

                      (iv) Borrower shall furnish to Lender all notices or demands in connection with such Indebtedness either received by Borrower or on its behalf promptly after the receipt thereof, or sent by Borrower or on its behalf concurrently with the sending thereof, as the case may be;

               (f) Future Municipal Indebtedness, provided, that:

                      (i) as of the date any such Future Municipal Indebtedness is incurred and after giving effect thereto, no Event of Default, or act, condition or event which with notice or passage of time or both would constitute an Event of Default, shall exist or have occurred,

                      (ii) the aggregate principal amount of such Indebtedness at any one time outstanding shall not exceed $2,400,000 less the aggregate amount of all repayments, repurchases or redemptions, whether optional or mandatory in respect thereof, plus interest thereon at the rate provided for in the Future Municipal Debt Agreements,

                      (iii) Prior to the incurrence of any Future Municipal Indebtedness, (A)Lender shall have received at least thirty (30) days prior written notice of Borrower's intention to incur such Future Municipal Indebtedness, and (B) Lender shall have received, (1) true and complete copies of all of the documents evidencing the applicable Future Municipal Indebtedness, each in form and substance satisfactory to Lender and (2) in form and substance satisfactory to Lender, a subordination and intercreditor agreement, duly authorized, executed and delivered by the applicable Municipality and each of the other parties thereto and acknowledged by Borrower (each a "Future Municipal Intercreditor Agreement"), providing for, inter, alia, the subordination (aa) of the right of payment of such Future Municipal Indebtedness of Borrower to each such Municipality to the prior indefeasible payment and satisfaction in full of the Obligations and (bb) of the security interests of such Municipality to those of Lender with respect to the assets and properties of Borrower and Guarantors,

                      (iv) Borrower shall not, directly or indirectly make any payments in respect of such indebtedness, except, that, Borrower may make regularly scheduled payments of principal and interest in respect of the Future Municipal Debt Agreements as provided for in the Future Municipal Debt Agreements, provided, that, on the date of any such payment and after giving effect thereto, no Event of Default, or act, condition or event which with notice or passage of time or both would constitute an Event of Default, shall exist or have occurred and be continuing,

189-5
                                       58

                      (v) Borrower shall not, directly or indirectly, (A) amend, modify, alter or change the terms of such Future Municipal Indebtedness or any agreement, document or instrument related thereto once executed and delivered by the parties thereof, except, that, Borrower may, after prior written notice to Lender, amend, modify, alter or change the terms thereof so as to extend the maturity thereof, or defer the timing of any payments in respect thereof, or to forgive or cancel any portion of such Indebtedness (other than pursuant to payments thereof), or to reduce the interest rate or any fees in connection therewith, or (B) make any principal payments in respect of, redeem, retire, defease, purchase or otherwise acquire such Indebtedness (except pursuant to regularly scheduled payments of principal and interest permitted herein), or set aside or otherwise deposit or invest any sums for such purpose and

                      (vi) Borrower shall furnish to Lender all notices or demands in connection with such Indebtedness either received by Borrower or on its behalf promptly after the receipt thereof, or sent by Borrower or on its behalf concurrently with the sending thereof, as the case may be; and

               (g) purchase money indebtedness (including Capital Leases) to the extent not incurred or secured by liens (including Capital Leases) in violation of Section 9.8(i) or any other provision of this Agreement.

         9.10 Loans, Investments, Guarantees, Etc. Borrower and each Guarantor shall not, and shall not permit any Subsidiary to, directly or indirectly, make any loans or advance money or property to any Person, or invest in (by capital contribution, dividend or otherwise) or purchase or repurchase the Capital Stock or Indebtedness or all or a substantial part of the assets or property of any person, or guarantee, assume, endorse, or otherwise become responsible for (directly or indirectly) the Indebtedness, performance, obligations or dividends of any Person or form or acquire any Subsidiaries or agree to do any of the foregoing, except:

                (a) the endorsement of instruments for collection or deposit in the ordinary course of business;

               (b) investments in cash or Cash Equivalents, provided, that, (i) no Revolving Loans are then outstanding and (ii) as to any of the foregoing, unless waived in writing by Lender, Borrower and each Guarantor shall take such actions as are deemed necessary by Lender to perfect the security interest of Lender in such investments;

               (c) the guarantee by each Guarantor of the Obligations of Borrower in favor of Lender;


189-5
                                       59

               (d) the existing equity investments of Holdings in Borrower and CCC and any equity investments after the date hereof by Holdings in Borrower;

               (e) loans by any Guarantor to Borrower or any other Guarantor after the date hereof, provided, that, as to each such loan each of the following conditions is satisfied: (i) each month Borrower shall provide to Lender a report in form and substance satisfactory to Lender indicating the amount of such loans made in the immediately preceding month and any repayments in connection therewith, (ii) the Indebtedness arising pursuant to such loan shall not be evidenced by a promissory note or other instrument, unless the single original of such note or other instrument is delivered to Lender to hold as part of the Collateral, with such endorsement and/or assignment by the payee of such note or other instrument as Lender may require, and (iii) as of the date of each such loan and after giving effect thereto, no Event of Default, or act, condition or event which with notice or passage of time or both would constitute an Event of Default shall exist or have occurred;

               (f) loans and other payments by Borrower to Guarantors to the extent permitted under Section 9.12 hereof and any other loans or investments permitted under Sections 9.11 and 9.12 hereof;

               (g) stock or obligations issued to Borrower or any Guarantor by any Person (or the representative of such Person) in respect of Indebtedness or other obligations of such Person owing to Borrower or such Guarantor in connection with the insolvency, bankruptcy, receivership or reorganization of such Person or a composition or readjustment of the debts of such Person or settlement or compromise of past due Accounts; provided, that, the original of any such stock or instrument evidencing such obligations shall be promptly delivered to Lender, upon Lender's request, together with such stock power, assignment or endorsement by Borrower or such Guarantor as Lender may request;

               (h) obligations of account debtors to Borrower arising from Accounts which are past due evidenced by a promissory note made by such account debtor payable to Borrower; provided, that, promptly upon the receipt of the original of any such promissory note by Borrower, such promissory note shall be endorsed to the order of Lender, by Borrower and promptly delivered to Lender as so endorsed;

               (i) the  existing  loans,  advances and  guarantees  set forth on
Schedule 9.10 hereto, provided, that, as to such loans, advances and guarantees,
(i) Borrower and Guarantors shall not, directly or indirectly, (A) amend, modify, alter or change the terms of such loans, advances or guarantees or any agreement, document or instrument related thereto, or (B) as to such guarantees, redeem, retire, defease, purchase or otherwise acquire such guarantee or set aside or otherwise deposit or invest any sums for such purpose and (ii) Borrower and Guarantors shall furnish to Lender all notices, demands

189-5
                                       60
or other materials in connection with such loans, advances or guarantees either received by Borrower or any Guarantor or on its behalf, promptly after the receipt thereof, or sent by Borrower or any Guarantor or on its behalf, concurrently with the sending thereof, as the case may be.

         9.11 Dividends and Redemptions. Borrower and each Guarantor shall not, and shall not permit any Subsidiary to, directly or indirectly, declare or pay any dividends on account of any shares of class of Capital Stock of Borrower or such Guarantor now or hereafter outstanding, or set aside or otherwise deposit or invest any sums for such purpose, or redeem, retire, defease, purchase or otherwise acquire any shares of any class of Capital Stock, including without limitation, any Capital Stock of Borrower pursuant to the Repurchase Agreement, (or set aside or otherwise deposit or invest any sums for such purpose) for any consideration other than common stock or apply or set apart any sum, or make any other distribution (by reduction of capital or otherwise) in respect of any such shares or agree to do any of the foregoing, except, that,

                (a) any  Subsidiary  of Borrower may pay  dividends to Borrower;
and

               (b) Borrower and CCC may pay dividends or other amounts to Holdings and Holdings may pay dividends or other amounts to CPT, in each case to the extent permitted under Section 9.12 below.

         9.12 Transactions with Affiliates. Borrower and each Guarantor shall not, and shall not permit any Subsidiary to, directly or indirectly,

               (a) purchase, acquire or lease any property from, or sell, transfer or lease any property to, any officer, director, agent or other Affiliate of Borrower or any Guarantor, except in the ordinary course of and pursuant to the reasonable requirements of Borrower's or such Guarantor's business and upon fair and reasonable terms no less favorable to Borrower or Guarantor than Borrower or such Guarantor would obtain in a comparable arm's length transaction with a person who is not an Affiliate, or

               (b) make any payments of management, consulting or other fees for management or similar services, or of any Indebtedness owing to any officer, employee, shareholder, director or other Affiliate of Borrower or any Guarantor, except:

                      (i) reasonable compensation to officers, employees and directors of Borrower and Guarantors for services rendered to Borrower and Guarantors in the ordinary course of business,

                      (ii) payments of fees by Borrower in accordance with the terms of the Management Advisory Services Agreement, dated as of April 6, 1995, by and among Borrower, CPT and Holdings, provided, that, (A) the aggregate of all such fee payments

189-5
                                       61
in any fiscal year shall not exceed $750,000 and (B) as of the date of any payment of such fees and after giving effect thereto, no Event of Default, or act, condition or event which with notice or passage of time or both would constitute an Event of Default shall exist or have occurred,

                      (iii) payments by a Guarantor to Borrower or another Guarantor in respect of Indebtedness arising pursuant to loans made by Borrower or such Guarantor to the extent permitted under Section 9.10 hereof, and

                      (iv) payments by Borrower and Guarantors to CPT pursuant to the Tax Sharing Agreement dated March 31, 1995 among Borrower and Guarantors (as in effect on the date hereof); provided, that, (A) Borrower (or Holdings, as the case may be), is included in the consolidated Federal income tax return filed by CPT as to which Borrower or Holdings is making such payment, (B) the payments in any year shall not exceed the Federal income tax liability that Borrower or Holdings would have been liable for if Borrower or Holdings were not part of such consolidated federal income tax return filed by CPT, (C) such payments shall be made by Borrower or Holdings no earlier then ten (10) days prior to the date on which CPT is required to make its payments to the Internal Revenue Service, and (D) in the event that Borrower or Holdings also joins with CPT in filing any combined or consolidated (or similar) State or local income tax returns, then the making of payments to CPT shall be allowed in a manner as similar as possible to that provided herein with respect to Federal income taxes.

         9.13 Additional Bank Accounts. Borrower and each Guarantor shall not, and shall not permit any Subsidiary to, directly or indirectly, open, establish or maintain any deposit account, investment account or any other account with any bank or other financial institution, other than the Blocked Accounts and the accounts set forth in Schedule 8.8 hereto, except: (a) as to any new or additional Blocked Accounts and other such new or additional accounts which contain any Collateral or proceeds thereof, with the prior written consent of Lender and subject to such conditions thereto as Lender may establish and (b) as to any accounts used by Borrower or such Guarantor to make payments of payroll, taxes or other obligations to third parties, after prior written notice to Lender.

         9.14  Compliance with ERISA.

               (a) Except as set forth in Schedule 8.10, neither Borrower nor any Guarantor shall, or shall permit any Subsidiary to, with respect to any "employee benefit plans" maintained by Borrower or such Guarantor or any of its ERISA Affiliates: (i) terminate any of such employee benefit plans so as to incur any liability to the Pension Benefit Guaranty Corporation established pursuant to ERISA, (ii) allow or suffer to exist any prohibited transaction involving any of such employee benefit plans or any

189-5
                                       62
trust created thereunder which would subject Borrower or such ERISA Affiliate to a tax or penalty or other liability on prohibited transactions imposed under
Section 4975 of the Code or ERISA, (iii) fail to pay to any such employee benefit plan any contribution which it is obligated to pay under Section 302 of ERISA, Section 412 of the Code or the terms of such plan, (iv) allow or suffer to exist any accumulated funding deficiency, whether or not waived, with respect to any such employee benefit plan, (v) allow or suffer to exist any occurrence of a reportable event or any other event or condition which presents a material risk of termination by the Pension Benefit Guaranty Corporation of any such employee benefit plan that is a single employer plan, which termination could result in any liability to the Pension Benefit Guaranty Corporation or (vi) incur any withdrawal liability with respect to any multiemployer pension plan except, in each case, where the failure to prohibit such actions would not have a Material Adverse Effect.

               (b) As used in this Section 9.14, the terms "employee benefit plans", "accumulated funding deficiency" and "reportable event" shall have the respective meanings assigned to them in ERISA, and the term "prohibited transaction" shall have the meaning assigned to it in Section 4975 of the Code and ERISA.

         9.15 After Acquired Real Property. If Borrower hereafter acquires any Real Property, fixtures or any other property that is of the kind or nature described in the Mortgages and such Real Property, fixtures or other property, as the case may be, is adjacent or contiguous to, or located on, any of the Real Property of Borrower, or is at any other location (or if an Event of Default, or act, condition or event which with notice or passage of time or both would constitute an Event of Default exists, then regardless of the fair market value of such assets or Real Property), without limiting any other rights of Lender, or duties or obligations of Borrower, Borrower shall notify Lender twenty (20) days prior to any such acquisition and contemporaneously with such acquisition, execute and deliver to Lender a mortgage, deed of trust or deed to secure debt, as Lender may determine, in form and substance substantially similar to the Mortgages and as to any provisions relating to specific state laws satisfactory to Lender and in form appropriate for recording in the real estate records of the jurisdiction in which such Real Property or other property is located granting to Lender a lien and mortgage on and security interest in such Real Property, fixtures or other property (except as Borrower would otherwise be permitted to incur hereunder or under the Mortgage or as otherwise consented to in writing by Lender) and such other agreements, documents and instruments as Lender may require in connection therewith.

         9.16 Adjusted Tangible Net Worth. Borrower shall maintain an Adjusted Tangible Net Worth of not less than $20,000,000 at all times.

         9.17 Year 2000 Compliance. Borrower and each Guarantor shall take, and shall cause any Subsidiary to take, all action which may be required so that its computer-based information systems, including, without limitation, all of its proprietary computer hardware and software and all computer hardware and software leased or licensed from third parties (and whether supplied by others or with which Borrower's, Guarantor's or Subsidiary's systems interface) are able to operate effectively and correctly process data using dates on or after January 1, 2000. Compliance with the foregoing shall mean that the systems will operate and correctly process data without human intervention such that (a) there is correct century recognition, (b) calculations properly accommodate same century and multi-century formulas and date values, (c) all leap years shall be calculated correctly and (d) the information systems shall otherwise comply with applicable industry standards and regulatory guidelines regarding the change of the century and year 2000 compliance. Borrower and Guarantors shall, by no later than September 30, 1999, certify to Lender in writing that its information systems have been modified, updated and programmed as required by this Section. On and after September 30, 1999, the computer-based information systems of Borrower shall be, and with ordinary course upgrading and maintenance, will continue to be sufficient to permit Borrower to conduct its business without any adverse effect as a result of the year 2000.

         9.18 End of Fiscal Years. Borrower and each Guarantor shall, for financial reporting purposes, cause its, and each of its Subsidiaries' (a) fiscal years to end on June 30 of each year and (b) fiscal quarters to end on September 30, December 31, March 31 and June 30 of each year.

         9.19 Costs and Expenses. Borrower shall pay to Lender on demand all costs, expenses, filing fees and taxes paid or payable in connection with the preparation, negotiation, execution, delivery, recording, administration, collection, liquidation, enforcement and defense of the Obligations, Lender's rights in the Collateral, this Agreement, the other Financing Agreements and all other documents related hereto or thereto, including any amendments, supplements or consents which may hereafter be contemplated (whether or not executed) or entered into in respect hereof and thereof, including, but not limited to: (a) all costs and expenses of filing or recording (including Uniform Commercial Code financing statement filing taxes and fees, documentary taxes, intangibles taxes and mortgage recording taxes and fees, if applicable); (b) costs and expenses and fees for insurance premiums, environmental audits, surveys, assessments, engineering reports and inspections, appraisal fees and search fees; (c) all title insurance and other insurance premiums, appraisal fees and search fees;
(d) costs and expenses of remitting loan proceeds, collecting checks and other items of payment, and establishing and maintaining the Blocked Accounts, together with Lender's customary charges and fees with respect thereto; (e) charges, fees or expenses charged by any bank or issuer in connection with the Letter of Credit Accommodations; (f) costs and expenses of preserving and protecting the Collateral; (g) costs and expenses paid or incurred in connection with obtaining payment of the Obligations, enforcing the security interests and liens of Lender, selling or otherwise realizing upon the Collateral, and

189-5
                                       63
otherwise enforcing the provisions of this Agreement and the other Financing Agreements or defending any claims made or threatened against Lender arising out of the transactions contemplated hereby and thereby (including, without limitation, preparations for and consultations concerning any such matters); (h) all out-of-pocket expenses and costs heretofore and from time to time hereafter incurred by Lender during the course of periodic field examinations of the Collateral and Borrower's operations, plus a per diem charge at the rate of $650 per person per day for Lender's examiners in the field and office; and (i) the reasonable fees and disbursements of counsel (including legal assistants) to Lender in connection with any of the foregoing.

         9.20 Further Assurances. At the request of Lender at any time and from time to time, each Borrower shall, at its expense, duly execute and deliver, or cause to be duly executed and delivered, such further agreements, documents and instruments, and do or cause to be done such further acts as may be necessary or proper to evidence, perfect, maintain and enforce the security interests and the priority thereof in the Collateral and to otherwise effectuate the provisions or purposes of this Agreement or any of the other Financing Agreements. Lender may at any time and from time to time request a certificate from an officer of Borrower representing that all conditions precedent to the making of Loans and providing Letter of Credit Accommodations contained herein are satisfied. In the event of such request by Lender, Lender may, at its option, cease to make any further Loans or provide any further Letter of Credit Accommodations until Lender has received such certificate and, in addition, Lender has determined that such conditions are satisfied. Where permitted by law, Borrower hereby authorizes Lender to execute and file one or more UCC financing statements signed only by Lender.


SECTION 10.   EVENTS OF DEFAULT AND REMEDIES

         10.1 Events of Default. The occurrence or existence of any one or more of the following events are referred to herein individually as an "Event of Default", and collectively as "Events of Default":

               (a) (i) Borrower or any Guarantor fails to pay any of the Obligations within three (3) days after the same becomes due and payable or (ii) Borrower or any Guarantor fails to perform any of the covenants contained in Sections 9.1, 9.2, 9.3, 9.4, 9.5(a), 9.6, 9.14, 9.15, 9.16, 9.17, 9.19 and 9.20
of this Agreement and such failure shall continue for ten (10) days; provided, that, such ten (10) day period shall not apply in the case of: (A) any failure to observe any such covenant which is not capable of being cured at all or within such ten (10) day period or which has been the subject of a prior failure within a six (6) month period or (B) an intentional breach of Borrower or any Guarantor of any such covenant or (iii) Borrower or any Guarantor fails to perform any of the terms, covenants, conditions or provisions contained in this Agreement or any of

189-5
                                       64
the other Financing Agreements other than those described in Sections 10.1(a)(i) and 10.1(a)(ii) above;

               (b) any representation, warranty or statement of fact made by Borrower or any Obligor to Lender in this Agreement, the other Financing Agreements or any other agreement, schedule, confirmatory assignment or otherwise shall when made or deemed made be false or misleading in any material respect;

               (c) any Obligor revokes, terminates or fails to perform any of the material terms, covenants, conditions or provisions of any guarantee, endorsement or other agreement of such party in favor of Lender;

               (d) any judgment for the payment of money is rendered against Borrower or any Obligor in excess of $500,000 in any one case or in excess of $1,000,000 in the aggregate and shall remain undischarged or unvacated for a period in excess of thirty (30) days or execution shall at any time not be effectively stayed, or any judgment other than for the payment of money, or injunction, attachment, garnishment or execution is rendered against Borrower or any Obligor or any of its assets;

               (e) Borrower or any Obligor dissolves or suspends or discontinues doing business;

               (f) Borrower or any Obligor becomes insolvent (however defined or evidenced), makes an assignment for the benefit of creditors, makes or sends notice of a bulk transfer or calls a meeting of its creditors or principal creditors;

               (g) a case or proceeding under the bankruptcy laws of the United States of America now or hereafter in effect or under any insolvency, reorganization, receivership, readjustment of debt, dissolution or liquidation law or statute of any jurisdiction now or hereafter in effect (whether at law or in equity) is filed against Borrower or any Obligor or all or any part of its properties and such petition or application is not dismissed within thirty (30) days after the date of its filing or Borrower or any Obligor shall file any answer admitting or not contesting such petition or application or indicates its consent to, acquiescence in or approval of, any such action or proceeding or the relief requested is granted sooner;

               (h) a case or proceeding under the bankruptcy laws of the United States of America now or hereafter in effect or under any insolvency, reorganization, receivership, readjustment of debt, dissolution or liquidation law or statute of any jurisdiction now or hereafter in effect (whether at a law or equity) is filed by Borrower or any Obligor or for all or any part of its property; or


189-5
                                       65

               (i) (A) any default by Borrower or any Obligor under any agreement, document or instrument relating to any Indebtedness for borrowed money owing to any person other than Lender, or any capitalized lease obligations, contingent Indebtedness in connection with any guarantee, letter of credit, indemnity or similar type of instrument in favor of any person other than Lender, in any case in an amount in excess of $500,000, which default continues for more than the applicable cure period, if any, with respect thereto, or (B) any default by Borrower or any Obligor under any material contract to any Person other than Lender, which default continues for more than the applicable cure period, if any, with respect thereto and which default has or is reasonably likely to have a Material Adverse Effect;

               (j)  any Change of Control;

               (k) the indictment or threatened indictment of Borrower or any Obligor under any criminal felony statute, or commencement or threatened commencement of any felony criminal or civil proceedings by any governmental unit or agency against Borrower or any Obligor, pursuant to which statute or proceedings by any governmental unit or agency the penalties or remedies sought or available include forfeiture of any of the property of Borrower or Obligor;

               (l) there shall be a material adverse change in the business or assets of Borrower or any Obligor after the date hereof; or

               (m) there shall be an event of default under any of the other Financing Agreements.

         10.2  Remedies.

               (a) At any time an Event of Default exists or has occurred and is continuing, Lender shall have all rights and remedies provided in this Agreement, the other Financing Agreements, the Uniform Commercial Code and other applicable law, all of which rights and remedies may be exercised without notice to or consent by Borrower or any Obligor, except as such notice or consent is expressly provided for hereunder or required by applicable law. All rights, remedies and powers granted to Lender hereunder, under any of the other Financing Agreements, the Uniform Commercial Code or other applicable law, are cumulative, not exclusive and enforceable, in Lender's discretion, alternatively, successively, or concurrently on any one or more occasions, and shall include, without limitation, the right to apply to a court of equity for an injunction to restrain a breach or threatened breach by Borrower of this Agreement or any of the other Financing Agreements. Lender may, at any time or times, proceed directly against Borrower or any Obligor to collect the Obligations without prior recourse to the Collateral.


189-5
                                       66

               (b) Without limiting the foregoing, at any time an Event of Default exists or has occurred and is continuing, Lender may, in its discretion and without limitation, (i) accelerate the payment of all Obligations and demand immediate payment thereof to Lender (provided, that, upon the occurrence of any Event of Default described in Sections 10.1(g) and 10.1(h), all Obligations shall automatically become immediately due and payable), (ii) with or without judicial process or the aid or assistance of others, enter upon any premises on or in which any of the Collateral may be located and take possession of the Collateral or complete processing, manufacturing and repair of all or any portion of the Collateral, (iii) require Borrower, at Borrower's expense, to assemble and make available to Lender any part or all of the Collateral at any place and time designated by Lender, (iv) collect, foreclose, receive, appropriate, setoff and realize upon any and all Collateral, (v) remove any or all of the Collateral from any premises on or in which the same may be located for the purpose of effecting the sale, foreclosure or other disposition thereof or for any other purpose, (vi) sell, lease, transfer, assign, deliver or otherwise dispose of any and all Collateral (including, without limitation, entering into contracts with respect thereto, public or private sales at any exchange, broker's board, at any office of Lender or elsewhere) at such prices or terms as Lender may deem reasonable, for cash, upon credit or for future delivery, with the Lender having the right to purchase the whole or any part of the Collateral at any such public sale, all of the foregoing being free from any right or equity of redemption of Borrower, which right or equity of redemption is hereby expressly waived and released by Borrower and/or (vii) terminate this Agreement. If any of the Collateral is sold or leased by Lender upon credit terms or for future delivery, the Obligations shall not be reduced as a result thereof until payment therefor is finally collected by Lender. If notice of disposition of Collateral is required by law, five (5) days prior notice by Lender to Borrower designating the time and place of any public sale or the time after which any private sale or other intended disposition of Collateral is to be made, shall be deemed to be reasonable notice thereof and Borrower waives any other notice. In the event Lender institutes an action to recover any Collateral or seeks recovery of any Collateral by way of prejudgment remedy, Borrower waives the posting of any bond which might otherwise be required.

               (c) Lender may apply the cash proceeds of Collateral actually received by Lender from any sale, lease, foreclosure or other disposition of the Collateral to payment of the Obligations, in whole or in part and in such order as Lender may elect, whether or not then due. Borrower shall remain liable to Lender for the payment of any deficiency with interest at the highest rate provided for herein and all costs and expenses of collection or enforcement, including attorneys' fees and legal expenses.

               (d) Without limiting the foregoing, upon the occurrence of an Event of Default or an event which with notice or passage of time or both would constitute an Event of Default, Lender may, at its option, without notice, (i) cease making Loans or arranging for Letter of Credit Accommodations or reduce the lending formulas or

189-5
                                       67
amounts of Loans and Letter of Credit Accommodations available to Borrower and/or (ii) terminate any provision of this Agreement providing for any future Loans or Letter of Credit Accommodations to be made by Lender to Borrower.

         10.3 Confession of Judgment.

               (a) Borrower, to the extent permitted by law, and without the further consent of or notice to Borrower, hereby irrevocably and unconditionally authorizes the Prothonotary, Clerk of Court, or any attorney of any court of record in the Commonwealth of Pennsylvania, or any other jurisdiction, as attorney for Borrower to appear for Borrower in such court and confess judgment against Borrower and in favor of Lender, at any time on or after an Event of Default exists or has occurred and in continuing, for all or any portion of the Obligations (including, but not limited to, principal interest, fees, costs and expenses and including attorneys' fees and legal expenses not to exceed ten (10%) percent of the outstanding and unpaid Obligations), for which this Agreement or a verified copy hereof shall be sufficient warrant. The authority to enter judgment shall not be exhausted by one exercise hereof, but, to the extent permitted by law, shall continue from time to time until final payment and satisfaction in full of all of the Obligations. The foregoing right and remedy is in addition to and not in lieu of any other right or remedy available to Lender under this Agreement, the other Financing Agreements, applicable law or otherwise.

               (b) Borrower, being fully aware of its right to notice and a hearing concerning the validity of any and all claims that may be asserted against Borrower by Lender before a judgment can be entered against any Borrower by Lender before a judgment can be entered hereunder or before execution may be levied on such judgment against any and all property of Borrower, hereby waives each of these rights and agrees and consents to judgment being entered by confession in accordance with the terms hereof and execution being levied on such judgment against any and all property of Borrower, in each case without first giving notice and the opportunity to be heard on the validity of the claim or claims upon which such judgment is entered.



SECTION 11.   JURY TRIAL WAIVER; OTHER WAIVERS
                      AND CONSENTS; GOVERNING LAW

         11.1 Governing Law; Choice of Forum; Service of Process; Jury Trial Waiver.

               (a) The validity, interpretation and enforcement of this Agreement and the other Financing Agreements and any dispute arising out of the relationship between the parties hereto, whether in contract, tort, equity or otherwise, shall be governed by the

189-5
                                       68
internal laws of the State of New York (without giving effect to principles of conflicts of law).

               (b) Borrower, Guarantors and Lender irrevocably consent and submit to the non-exclusive jurisdiction of the Supreme Court of the State of New York in New York County and the United States District Court for the Southern District of New York and waive any objection based on venue or forum non conveniens with respect to any action instituted therein arising under this Agreement or any of the other Financing Agreements or in any way connected with or related or incidental to the dealings of the parties hereto in respect of this Agreement or any of the other Financing Agreements or the transactions related hereto or thereto, in each case whether now existing or hereafter arising, and whether in contract, tort, equity or otherwise, and agree that any dispute with respect to any such matters shall be heard only in the courts described above (except that Lender shall have the right to bring any action or proceeding against Borrower or any Guarantor or its property in the courts of any other jurisdiction which Lender deems necessary or appropriate in order to realize on the Collateral or to otherwise enforce its rights against Borrower or its property).

               (c) Borrower and each Guarantor hereby waives personal service of any and all process upon it and consents that all such service of process may be made by certified mail (return receipt requested) directed to its address set forth on the signature pages hereof and service so made shall be deemed to be completed five (5) days after the same shall have been so deposited in the U.S. mails, or, at Lender's option, by service upon Borrower or any Guarantor in any other manner provided under the rules of any such courts. Within thirty (30) days after such service, Borrower or such Guarantor shall appear in answer to such process, failing which Borrower shall be deemed in default and judgment may be entered by Lender against Borrower for the amount of the claim and other relief requested.

               (d) BORROWER, GUARANTORS AND LENDER EACH HEREBY WAIVES ANY RIGHT TO TRIAL BY JURY OF ANY CLAIM, DEMAND, ACTION OR CAUSE OF ACTION (i) ARISING UNDER THIS AGREEMENT OR ANY OF THE OTHER FINANCING AGREEMENTS OR (ii) IN ANY WAY CONNECTED WITH OR RELATED OR INCIDENTAL TO THE DEALINGS OF THE PARTIES HERETO IN RESPECT OF THIS AGREEMENT OR ANY OF THE OTHER FINANCING AGREEMENTS OR THE TRANSACTIONS RELATED HERETO OR THERETO IN EACH CASE WHETHER NOW EXISTING OR HEREAFTER ARISING, AND WHETHER IN CONTRACT, TORT, EQUITY OR OTHERWISE. BORROWER, GUARANTORS AND LENDER EACH HEREBY AGREES AND CONSENTS THAT ANY SUCH CLAIM, DEMAND, ACTION OR CAUSE OF ACTION SHALL BE DECIDED BY COURT TRIAL WITHOUT A JURY AND THAT BORROWER OR LENDER MAY FILE AN ORIGINAL COUNTERPART OF A COPY OF THIS AGREEMENT WITH ANY COURT AS WRITTEN EVIDENCE

189-5
                                       69

OF THE CONSENT OF THE PARTIES HERETO TO THE WAIVER OF THEIR RIGHT TO TRIAL BY JURY.

               (e) Lender shall not have any liability to Borrower or Guarantors (whether in tort, contract, equity or otherwise) for losses suffered by Borrower or Guarantors in connection with, arising out of, or in any way related to the transactions or relationships contemplated by this Agreement, or any act, omission or event occurring in connection herewith, unless it is determined by a final and non-appealable judgment or court order binding on Lender, that the losses were the result of acts or omissions constituting gross negligence or willful misconduct. In any such litigation, Lender shall be entitled to the benefit of the rebuttable presumption that it acted in good faith and with the exercise of ordinary care in the performance by it of the terms of this Agreement.

         11.2 Waiver of Notices. Borrower and each Guarantor hereby expressly waives demand, presentment, protest and notice of protest and notice of dishonor with respect to any and all instruments and commercial paper, included in or evidencing any of the Obligations or the Collateral, and any and all other demands and notices, of any kind or nature whatsoever with respect to the Obligations, the Collateral and this Agreement, except such as are expressly provided for herein. No notice to or demand on Borrower or any Guarantor which Lender may elect to give shall entitle Borrower or Guarantors to any other or further notice or demand in the same, similar or other circumstances.

         11.3 Amendments and Waivers. Neither this Agreement nor any provision hereof shall be amended, modified, waived or discharged orally or by course of conduct, but only by a written agreement signed by an authorized officer of Lender, and as to amendments, as also signed by an authorized officer of Borrower. Lender shall not, by any act, delay, omission or otherwise be deemed to have expressly or impliedly waived any of its rights, powers and/or remedies unless such waiver shall be in writing and signed by an authorized officer of Lender. Any such waiver shall be enforceable only to the extent specifically set forth therein. A waiver by Lender of any right, power and/or remedy on any one occasion shall not be construed as a bar to or waiver of any such right, power and/or remedy which Lender would otherwise have on any future occasion, whether similar in kind or otherwise.

         11.4 Waiver of Counterclaims. Borrower and each Guarantor waives all rights to interpose any claims, deductions, setoffs or counterclaims of any nature (other than compulsory counterclaims) in any action or proceeding with respect to this Agreement, the Obligations, the Collateral or any matter arising therefrom or relating hereto or thereto.

         11.5 Indemnification. Borrower and Guarantors shall indemnify and hold Lender, and its directors, agents, employees and counsel, harmless from and against any and all losses, claims, damages, liabilities, costs or expenses imposed on, incurred by or

189-5
                                       70
asserted against any of them in connection with any litigation, investigation, claim or proceeding commenced or threatened related to the negotiation, preparation, execution, delivery, enforcement, performance or administration of this Agreement, any other Financing Agreements, or any undertaking or proceeding related to any of the transactions contemplated hereby or any act, omission, event or transaction related or attendant thereto, including, without limitation, amounts paid in settlement, court costs, and the fees and expenses of counsel. To the extent that the undertaking to indemnify, pay and hold harmless set forth in this Section may be unenforceable because it violates any law or public policy, Borrower and Guarantors shall pay the maximum portion which it is permitted to pay under applicable law to Lender in satisfaction of indemnified matters under this Section. The foregoing indemnity shall survive the payment of the Obligations and the termination or non-renewal of this Agreement.


SECTION 12.   TERM OF AGREEMENT; MISCELLANEOUS

         12.1 Term.

               (a) This Agreement and the other Financing Agreements shall become effective as of the date set forth on the first page hereof and shall continue in full force and effect for a term ending on the date three (3) years from the date hereof (the "Renewal Date"), and from year to year thereafter, unless sooner terminated pursuant to the terms hereof.

               (b) Lender or Borrower may terminate this Agreement and the other Financing Agreements effective on the Renewal Date or on the anniversary of the Renewal Date in any year by giving to the other party at least sixty (60) days prior written notice; provided, that, this Agreement and all other Financing Agreements must be terminated simultaneously.

               (c) Upon the effective date of termination or non-renewal of the Financing Agreements, Borrower shall pay to Lender, in full, all outstanding and unpaid Obligations and shall furnish cash collateral to Lender in such amounts as Lender determines are reasonably necessary to secure Lender from loss, cost, damage or expense, including attorneys' fees and legal expenses, in connection with any contingent Obligations, including issued and outstanding Letter of Credit Accommodations and checks or other payments provisionally credited to the Obligations and/or as to which Lender has not yet received final and indefeasible payment. Such payments in respect of the Obligations and cash collateral shall be remitted by wire transfer in Federal funds to such bank account of Lender, as Lender may, in its discretion, designate to Borrower for such purpose. Interest shall be due until and including the next Business Day, if the amounts so paid by Borrower to the bank account designated by Lender are received in such bank account later than 12:00 noon, New York City time.

189-5
                                       71

               (d) No termination of this Agreement or the other Financing Agreements shall relieve or discharge Borrower of its respective duties, obligations and covenants under this Agreement or the other Financing Agreements until all Obligations have been fully and finally discharged and paid, and Lender's continuing security interest in the Collateral and the rights and remedies of Lender hereunder, under the other Financing Agreements and applicable law, shall remain in effect until all such Obligations have been fully and finally discharged and paid.

               (e) If for any reason this Agreement is terminated prior to the end of the then current term or renewal term of this Agreement, in view of the impracticality and extreme difficulty of ascertaining actual damages and by mutual agreement of the parties as to a reasonable calculation of Lender's lost profits as a result thereof, Borrower agrees to pay to Lender, upon the effective date of such termination, an early termination fee in the amount set forth below if such termination is effective in the period indicated:

                 Amount                                  Period
                 ------                                  ------
   (i)   3% of Maximum Credit                   From the date hereof to and
                                                including June 30, 2000
  (ii)   2% of Maximum Credit                   From July 1, 2000 to and
                                                including June 30, 2001
 (iii)   1% of Maximum Credit                   From July 1, 2001 to and
                                                including March 30, 2002 and
                                                if the term of this Agreement
                                                is extended for any one year
                                                period as provided above,
                                                then at any time prior to
                                                ninetieth (90th) day before the
                                                end of the then current term.

Such early termination fee shall be presumed to be the amount of damages sustained by Lender as a result of such early termination and Borrower agrees that it is reasonable under the circumstances currently existing. In addition, Lender shall be entitled to such early termination fee upon the occurrence of any Event of Default described in Sections 10.1(g) and 10.1(h) hereof, even if Lender does not exercise its right to terminate this Agreement, but elects, at its option, to provide financing to Borrower or permit the use of cash collateral under the United States Bankruptcy Code. The early termination fee provided for in this Section 12.1 shall be deemed included in the Obligations.

               (f) Notwithstanding anything to the contrary contained in Section 12.1(e) above, in the event of the termination of this Agreement at the request of Borrower or any Guarantor prior to the end of the term of this Agreement and the full and final

189-5
                                       72
repayment of all Obligations and the receipt by Lender of cash collateral all as provided in Section 12.1(c) above, Borrower shall not be required to pay to Lender an early termination fee if such payments are made to Lender with the initial proceeds of a financing transaction provided or underwritten by First Union National Bank and/or one of its Affiliates to Borrower.

         12.2 Notices. All notices, requests and demands hereunder shall be in writing and (a) made to Lender at its address set forth below and to Borrower at its chief executive office set forth below, or to such other address as either party may designate by written notice to the other in accordance with this provision, and (b) deemed to have been given or made: if delivered in person, immediately upon delivery; if by telex, telegram or facsimile transmission, immediately upon sending and upon confirmation of receipt; if by nationally recognized overnight courier service with instructions to deliver the next Business Day, one (1) Business Day after sending; and if by certified mail, return receipt requested, five (5) days after mailing.

         12.3 Partial Invalidity. If any provision of this Agreement is held to be invalid or unenforceable, such invalidity or unenforceability shall not invalidate this Agreement as a whole, but this Agreement shall be construed as though it did not contain the particular provision held to be invalid or unenforceable and the rights and obligations of the parties shall be construed and enforced only to such extent as shall be permitted by applicable law.

         12.4 Successors. This Agreement, the other Financing Agreements and any other document referred to herein or therein shall be binding upon and inure to the benefit of and be enforceable by Lender, Borrower, Guarantors and their respective successors and assigns, except that Borrower may not assign their rights under this Agreement, the other Financing Agreements and any other document referred to herein or therein without the prior written consent of Lender. Lender may, after notice to Borrower, assign its rights and delegate its obligations under this Agreement and the other Financing Agreements and further may assign, or sell participations in, all or any part of the Loans, the Letter of Credit Accommodations or any other interest herein to another financial institution or other person, in which event, the assignee or participant shall have, to the extent of such assignment or participation, the same rights and benefits as it would have if it were the Lender hereunder, except as otherwise provided by the terms of such assignment or participation.

         12.5 Entire Agreement. This Agreement, the other Financing Agreements, any supplements hereto or thereto, and any instruments or documents delivered or to be delivered in connection herewith or therewith represents the entire agreement and understanding concerning the subject matter hereof and thereof between the parties hereto, and supersede all other prior agreements, understandings, negotiations and discussions, representations, warranties, commitments, proposals, offers and contracts

189-5
                                       73
concerning the subject matter thereof, whether oral or written. In the event of any inconsistency between the terms of this Agreement and any schedule or exhibit hereto, the terms of this Agreement shall govern.

                  [REMAINDER OF PAGE LEFT INTENTIONALLY BLANK]


189-5
                                       74

         IN WITNESS WHEREOF, Lender, Borrower and Guarantors have caused these presents to be duly executed as of the day and year first above written.


LENDER                                             BORROWER

CONGRESS FINANCIAL CORPORATION                     J&L STRUCTURAL, INC.

By: /s/ Stephen A. Altneu                          By: /s/ William L. Remley
Title: Vice President                              Title:  Vice Chairman

Address:                                           Chief Executive Office:

1133 Avenue of the Americas                        111 Station Street
New York, New York 10036                           Aliquippa, Pennsylvania 15001

                                                   GUARANTORS

                                                   J&L HOLDINGS CORP.

                                                   By: /s/ William L. Remley

                                                   Title:  President

                                                   Chief Executive Office:

                                                   680 Fifth Avenue
                                                   New York, New York 10019

                                                   CONTINUOUS CASTER
                                                   CORPORATION

                                                   By: /s/ William L. Remley

                                                   Title:  Vice Chairman

                                                   Chief Executive Office:

                                                   680 Fifth Avenue
                                                   New York, New York 10019







189-5
                                       75

                               THIRD AMENDMENT TO
                       NOTE AND WARRANT PURCHASE AGREEMENT

                  THIRD AMENDMENT, dated as of June 30, 1999 (the "Third Amendment"), to the NOTE AND WARRANT PURCHASE AGREEMENT dated as of April 6, 1995, as amended by the First Amendment thereto dated as of October 12, 1995 and the Second Amendment thereto dated as of May 15, 1996 (as so amended, the "Original Agreement"), by and among J&L Structural, Inc., (the "Company") and Provident Investment Management, LLC, as agent (the "Agent"), The Paul Revere Life Insurance Company ("PRLIC"), The Paul Revere Variable Annuity Insurance Company ("PRV"), The Paul Revere Protective Life Insurance Company ("PRP; PRP, PRLIC and PRV being hereinafter collectively referred to as the "Paul Revere Purchasers") and Investors Bank & Trust Company, as trustee for The Textron Collective Investment Trust (the "Textron Purchaser"; the Textron Purchaser and the Paul Revere Purchasers being hereinafter collectively referred to as (the "Purchasers").

                  WHEREAS,   the  parties  hereto,  or  their   predecessors  in
interest, entered into the Original Agreement;

                  WHEREAS, concurrently herewith the Company is entering into a new senior credit facility (the "New Credit Facility") with Congress Financial Corporation ("Congress") to replace the senior credit facility held by FINOVA Capital Corporation ("FINOVA") pursuant to a Loan and Security Agreement between the Company and FINOVA dated as of March 31, 1995; and

                  WHEREAS, the Purchasers are entering into the Subordination and Intercreditor Agreement dated as of June 30, 1999, with the Company and Congress; and

                  WHEREAS, the parties desire to amend the Original Agreement and certain related documents in order to permit the Company to enter into the New Credit Facility and as otherwise set forth below.

                  NOW, THEREFORE, in consideration of the mutual covenants and agreements set forth herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

SECTION 1. Amendments to Original Agreement. Effective as of the Effective Date (as hereinafter defined), the Original Agreement is hereby amended as follows:

     1.1 Amendment to Section 3 of the Original Agreement: Section 3 of the Original Agreement is hereby amended by inserting at the end of the definition of "Consolidated Cash Flow" the following:

         "and (vii) during the Company's fiscal year 2000, profit sharing deferrals, to the extent unpaid, but during the Company's fiscal years 2001, 2002 and 2003, such profit sharing deferrals originating during the Company's fiscal year 2000, to the extent paid, shall represent deductions from Consolidated Net Income for purposes of determining Consolidated Cash Flow; provided, however, that, for the Company's fiscal year 1999, the amount of any prepayment premium or early termination fee incurred in connection with the replacement of the FINOVA senior credit facilities shall not be taken into account in the determination of the Consolidated Net Income component of Consolidated Cash Flow for such fiscal year."

     1.2 Amendment to Section 3 of the Original Agreement: Section 3 of the Original Agreement is hereby amended by inserting at the end of the definition of "Contractual Senior Debt Service" the following:

         "; provided, however, that, for the Company's fiscal year 1999, the amount of any prepayment premium or early termination fee incurred in connection with the replacement of the FINOVA senior credit facilities shall not be taken into account in the determination of the Contractual Senior Debt Service."

     1.3 Amendment to Section 3 of the Original Agreement: Section 3 of the Original Agreement is hereby amended by inserting at the end of the definition of "Contractual Total Debt Service" the following:

         "; provided, however, that, for the Company's fiscal year 1999, the amount of any prepayment premium or early termination fee incurred in connection with the replacement of the FINOVA senior credit facilities shall not be taken into account in the determination of the Contractual Total Debt Service."

     1.4 Amendment to Section 3 of the Amendment. Section 3 of Original Agreement is hereby amended by deleting the words "Section 2.2.1" from the definition of "Excess Availability" therein, and inserting the words "Section 2.1(a)" in lieu thereof.

     1.5 Amendment to Section 3 of the Original Agreement. Section 3 of the Original Agreement is hereby amended by inserting the following definition in its proper alphabetical place:

                  " "Financing Agreements" shall have the meaning specified in the Loan and Security Agreement."

     1.6 Amendment to Section 3 of the Original Agreement. Section 3 of the Original Agreement is hereby amended by deleting the words "Section 2.3" from the definition of "L/C's" therein, and inserting the words "Section 2.2" in lieu thereof.

     1.7 Amendment to Section 3 of the Original Agreement. Section 3 of the Original Agreement is hereby amended by deleting in its entirety the definition of "Loan and Security Agreement" and inserting in lieu thereof the following:

                  " "Loan and Security Agreement" means the Loan and Security Agreement dated as of June 30, 1999, by and among the Company, the Senior Lender and certain Guarantors."

     1.8 Amendment to Section 3 of the Original Agreement. Section 3 of the Original Agreement is hereby amended by deleting the words "Section 2.2" from the definition of "Revolving Loan" therein, and inserting the words "Section 2.1" in lieu thereof.

     1.9 Amendment to Section 3 of the Original Agreement. Section 3 of the Original Agreement is hereby amended by deleting in its entirety the definition of "Senior Indebtedness" and inserting in lieu thereof:

                  " "Senior Indebtedness" shall mean "Senior Debt" as defined in the Subordination and Intercreditor Agreement."

     1.10 Amendment to Section 3 of the Original Agreement: Section 3 of the Original Agreement is hereby amended by deleting in its entirety the definition of "Senior Lender" and inserting in lieu thereof the following:

                  " "Senior Lender" means Congress Financial Corporation, a Delaware corporation, and its successors and assigns."

     1.11 Amendment to Section 3 of the Original Agreement: Section 3 of the Original Agreement is hereby amended by deleting in its entirety the definition of "Senior Security Interests" and inserting in lieu thereof the following:

                  " "Senior Security Interests" means: Liens granted to the Senior Lenders pursuant to the Loan and Security Agreement, and certain Financing Agreements, as in effect on the date hereof or amended as permitted by the Subordination and Intercreditor Agreement so that the obligations thereunder constitute Senior Indebtedness."

     1.12 Amendment to Section 3 of the Original Agreement: Section 3 of the Original Agreement is hereby amended by deleting in its entirety the definition of "Subordination and Intercreditor Agreement" and inserting in lieu thereof the following:

                  " "Subordination and Intercreditor Agreement" means that certain Subordination and Intercreditor Agreement, dated June 30, 1999, by and among the Senior Lender, the Company, The Paul Revere Life Insurance Company, The Paul Revere Variable Annuity Insurance Company, The Paul Revere Protective Life Insurance Company and Investors Bank & Trust Company, as trustee for Textron Collective Investment Trust, as amended or modified pursuant to the terms hereof."

     1.13 Amendment to Section 3 of the Original Agreement. Section 3 of the Original Agreement is hereby amended by deleting the "$25,000,000" from the definition of "Term Note" therein, and replacing it with the word $19,000,000 in lieu thereof.

     1.14 Amendment to Section 8.5 of the Original Agreement. Section 8.5 of the Original Agreement is hereby amended by deleting the words "the L/C Obligations" in clause (ii) thereof and inserting in lieu thereof the following: "the L/C's".

     1.15 Amendment to Section 8.10(a) of the Original Agreement. Section 8.10(a) of the Original Agreement is hereby amended by deleting it in its entirety and inserting in lieu thereof the following:

                  "(a) Make any payment on the Notes, except as permitted by the Subordination and Intercreditor Agreement and if after giving effect to such payment, the Company would have Excess Availability of at least $1,000,000 assuming the Revolving Loan Limit (as defined in the Loan and Security Agreement) equals $16,000,000, the standards of eligibility set forth in the definition of Eligible Accounts and Eligible Inventory (as defined in the Loan and Security Agreement) have not been modified or revised, no reserves are deemed necessary by the Senior Lender as provided in the definition of Availability Reserves (as defined in the Loan and Security Agreement) and Senior Lender has not reduced the advance rates pursuant to Section 2.1(b) of the Loan and Security Agreement."

     1.16 Amendment to Section 8.10(c) of the Original Agreement. Section 8.10(c) of the Original Agreement is hereby amended by deleting it in its entirety and inserting the following in lieu thereof:

                  "(c) Subject to the terms of the State Subordination Agreement(s) then in effect, make any payment of State Debt, except payments of principal and interest due on the State Debt may be made to the holder thereof provided (i) no Event of Default or Potential Default then exists, or would exist as a result of giving effect to such payment, (ii) after giving effect to such payment the Company would have Excess Availability of at least $1,000,000, and (iii) the ratio of the Company's Consolidated Cash Flow to Contractual Total Debt Service the twelve-month period ending on (w) the last day of each calendar quarter during calendar year 1999 is not less than 1.00:1.00,
         (x) the last day of each calendar quarter during calendar year 2000 is not less than 1.05:1.00, (y) the last day of each calendar quarter during calendar year 2001 is not less than 1.10:1.00, and (z) the last day of each calendar quarter thereafter is not less than 1.15:1.00."

     1.17 Amendment to Section 8.14 of the Original Agreement. Section 8.14 of the Original Agreement is hereby amended by deleting the first sentence thereof in its entirety and inserting in lieu thereof the following:

                  "Make Capital Expenditures in any Loan Year in an amount exceeding $2,500,000 ("Maintenance Capital Expenditures"); provided, however, that in addition to Maintenance Capital Expenditures, the Company may make Capital Expenditures (i) during the period commencing on the Closing and ending June 30, 2002, to fund a proposed plant upgrade project (including the installation of a notch-bar cooling bed, two universal mills, a second tie-in to the stacker and related ancillary equipment) in an aggregate amount not to exceed $12,000,000 and (ii) out of Excess Cash Flow for additional projects subject to the Majority Noteholders' consent."

     1.18 Amendment to Section 14(a) of the Original Agreement: Section 14 (a) of the Original Agreement is hereby amended by inserting at the end of such
Section 14(a) the following clause (xiv):

         "; or (xiv) a default by CPT in the performance of any of its obligations under that certain Letter Agreement, dated June 30, 1999, from CPT to the Purchasers."

     1.19 Insertion of Section 7.22. The Original Agreement is hereby amended by inserting Section 7.22 to read in its entirety as follows:

                  "7.22. Real Property. Within 60 days after the execution of the Subordination and Intercreditor Agreement (time being of the essence), the Company will take such actions and execute such documents as the Agent and the Textron Purchaser shall require to create a valid mortgage lien in favor of the Agent (on behalf of the Paul Revere Purchasers) and the Textron Purchaser with respect to the real property described on Exhibit A attached hereto (the "Additional Real Property"), including, without limitation, the following documents and instruments:

                           (a) a mortgage encumbering the Additional Real Property (the "Mortgage"), together with such UCC-1 financing statements as are contemplated by the counsel opinion described in
         Section 3.1(d) below, all of which shall be in form and substance reasonably satisfactory to the Agent and the Textron Purchaser, which Mortgage and financing statements shall be effective to create a lien on the Additional Real Property subject to no liens other than (i) the lien of that certain Open-End Mortgage and Security Agreement (the "Congress Mortgage"), dated on or about the date hereof, by the Company in favor of Congress, and (ii) those matters set forth in the Congress Policies (as defined below) (collectively, the "Permitted Congress Liens");

                           (b) a policy of title insurance from Lawyers Title Insurance Corporation (the "Title Company") insuring the lien of the Mortgage as a valid mortgage lien on the Additional Real Property in an amount equal to the title insurance policy (or policies) being issued by the Title Company to Congress with respect to the Additional Real Property (the "Congress Policies"), which policy shall contain (i) endorsements substantially similar to those contained in the Congress Policies and such other endorsements as shall be reasonably required by the Agent, (ii) only such exceptions to title as shall be Permitted Congress Liens, and (iii) other terms and conditions acceptable to the Agent and the Textron Purchaser;

                           (c) a survey (or surveys) of the Additional Real Property reasonably acceptable to the Agent and the Textron Purchaser; and

                           (d) in respect of the Mortgage, a legal opinion addressed to each of the Purchasers and the Agent and dated the date of execution of the Mortgage, in form and substance reasonably satisfactory to the Agent and the Textron Purchaser, from legal counsel to the Company in the state where the Additional Real Property is located.

         The Company shall perform any and all other acts and execute any and all other documents which are necessary in order to fulfill the obligations set forth in this Section 7.22."

SECTION 2. Amendments to Other Documents. Effective as of the Effective Date, each Loan Document other than the Original Agreement (collectively, the "Other Loan Documents) is hereby amended as follows:

     2.1 Amendments to Loan Documents. Each reference in any Other Loan Document to "FINOVA Capital Corporation" shall be deemed and is hereby amended to constitute a reference to "Congress Financial Corporation".

     2.2 Amendments to Loan Documents. Each reference in any Other Loan Document to "Subordination and Intercreditor Agreement" shall be deemed and is hereby amended to mean the Subordination and Intercreditor Agreement, as defined in the Original Agreement as amended by this Third Amendment.

     2.3 Amendments to Loan Documents. Each reference in any Other Loan Document to "Loan and Security Agreement" shall be deemed and is hereby amended to mean the Loan and Security Agreement, as defined in the Original Agreement as amended by this Third Amendment.

SECTION 3.  Conditions to Effectiveness.

     3.1 This Amendment shall become effective only upon the satisfaction in full (or waiver by the Purchasers) of each of the conditions precedent set forth in this Section 3 (the first date on which all such conditions have been so satisfied or waived being herein called the "Effective Date"):

         (a) the execution and delivery of the Loan and Security Agreement with respect to the New Credit Facility and all agreements contemplated thereby; and

         (b) the execution and delivery of the Subordination and Intercreditor Agreement referred to in the recitals hereto by the Senior Lender and the Purchasers; and

         (c) the execution and delivery of a Subordination Agreement by the Senior Lender, the Purchasers and the Commonwealth of Pennsylvania, acting through The Department of Community and Economic Development; and

         (d) the execution and delivery of a Subordination Agreement by the Senior Lender, the Purchasers and the Beaver County Corporation for Economic Development; and

         (e) the execution and delivery of the Bring Along Agreement by the Senior Lender and the Purchasers; and

         (f) the Purchasers shall have received payment (allocated among the Purchasers on a pro rata basis in accordance with the outstanding principal amount of the Notes held by them) of a fee of $115,000 (corresponding to 0.5% of the aggregate outstanding principal amount of the Notes); and

         (g) Morgan, Lewis & Bockius LLP shall have received payment of all fees
and  expenses   incurred  in  connection  with  this  Third  Amendment  and  the transactions contemplated thereby; and

         (h) the execution of that certain Letter Agreement, dated June 30, 1999, from CPT to the Purchasers; and

         (i) the Purchasers shall have received opinions of the Company's legal counsel in connection with the New Credit Facility, addressed to the Purchasers (or expressly stating that the Purchasers are entitled to rely thereon), and in form and substance reasonably satisfactory to the Purchasers; and

         (j) the Purchasers shall have received documentation relating to the release of the indebtedness owed to FINOVA in form and substance reasonably satisfactory to the Purchasers; and

         (k) the Agent shall have received from the Title Company modification endorsements to title policy numbers 135-00-774881 and 135-00-774879 in form and substance reasonably satisfactory to the Purchasers.

SECTION 4.  General Provisions

     4.1 Reaffirmation. Nothing in this amendment shall affect the terms of that certain Letter Agreement, dated May 26, 1996, by and among CPT, J&L Holdings and the Purchasers.

     4.2 Representations and Warranties of the Company. Upon the effectiveness of this Third Amendment, the Company hereby reaffirms all covenants, representations and warranties made in the Original Agreement to the extent the same are not amended hereby and represents and warrants that, as of the Effective Date and after giving effect to this Third Amendment, no Potential Default or Event of Default has occurred and is continuing.

     4.3 Agreement; Terms. Except as expressly amended hereby, the Original Agreement and the Other Loan Documents shall continue in full force and effect in accordance with the provisions thereof on the date hereof, and this Third Amendment shall not be deemed to waive or amend any provision of the Original Agreement or any Other Loan Document except as expressly set forth herein. As used in the Original Agreement or any Other Loan Document, the terms "this Agreement," "herein," "hereinafter," "hereunder," "hereto" and words of similar import shall mean from and after the Effective Date, unless the context otherwise specifically requires, the Original Agreement or such Other Loan Document as amended by this Third Amendment. Capitalized terms used and not defined herein shall have the meanings assigned to such terms in the Original Agreement.

     4.4 Counterparts. This Third Amendment may be executed by the parties hereto in separate counterparts, each of which when so executed and delivered shall be an original, but all such counterparts shall together constitute one and the same instrument, and all signatures need not appear on any one counterpart.

     4.5 Expenses. The Company agrees to pay all reasonable out-of-pocket expenses incurred by the Purchasers in connection with the preparation of this Third Amendment, including, but not limited to, the reasonable fees, charges and disbursements of counsel for the Purchasers.

     4.6 No Course of Dealing. The Purchasers have entered into this Third Amendment on the express understanding with the Company that, in entering into this Third Amendment, the Purchasers are not establishing any course of dealing with the Company. The Purchasers' rights to require strict compliance with all the terms and conditions of the Original Agreement (as amended by this Third Amendment) and the Other Loan Documents shall not in any way be impaired by the execution of this Third Amendment. No Purchaser shall be obligated in any manner to execute any further amendments or waivers to any Loan Document and, if any such waiver or amendment is requested in the future, assuming the terms and conditions thereof are acceptable to them, the Purchasers may require the payment of fees in connection therewith.

     4.7 Headings. The headings and captions in this Third Amendment are for convenience of reference only and shall not define, limit or otherwise affect any of the terms or provisions hereof.

     4.8 Governing Law. This Third Amendment shall be governed by, and construed in accordance with, the law of the Commonwealth of Pennsylvania (other than any conflict of laws rule which might result in the application of the laws of any other jurisdiction).

[Remainder of page intentionally left blank]

IN WITNESS WHEREOF, this Third Amendment has been duly executed and delivered by duly authorized officers of the parties hereto by a duly authorized officer of each such party as of the date first set forth above.

                              J&L STRUCTURAL, INC.


                              By: /s/ William L. Remley

                              THE PAUL REVERE LIFE INSURANCE COMPANY
                              By:  PROVIDENT INVESTMENT MANAGEMENT, LLC
                              Its:   Agent

                              By: /s/ Ben S. Miller

                              THE PAUL REVERE PROTECTIVE LIFE INSURANCE COMPANY
                              By:  PROVIDENT INVESTMENT MANAGEMENT, LLC
                              Its:   Agent

                              By: /s/ Ben S. Miller

                              THE PAUL REVERE VARIABLE ANNUITY INSURANCE COMPANY
                              By:  PROVIDENT INVESTMENT MANAGEMENT, LLC
                              Its:   Agent

                              By: /s/ Ben S. Miller

                              INVESTORS   BANK  &   TRUST
                              COMPANY    (successor    in
                              interest  to  Rhode  Island
                              Hospital   Trust   National
                              Bank),  as Trustee  for THE
                              TEXTRON          COLLECTIVE
                              INVESTMENT TRUST

                              By: /s/ William H. Brophy

Acknowledged and agreed for purposes of Section 4.1 only:

CPT HOLDINGS, INC.

By: /s/ William L. Remley

J&L HOLDINGS CORP.

By: /s/ William L. Remley