Form 10-Q
period 1999-09-30
CPT HOLDINGS INC
filed 1999-11-12
CIK 25360

------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

X  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-  ACT OF 1934 For the  quarterly period ended September 30, 1999

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___



As of November 1, 1999 1,510,084 shares of Common Stock were issued and outstanding.

------------------------------------------------------------------------------

                          PART 1. FINANCIAL INFORMATION

ITEM 1: Financial Statements

                       CPT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        ($000's Except Per Share Amounts)



                                                           Three Months Ended
                                                             September 30,
                                                    1999                 1998
                                                    ----                 ----

Net sales                                      $     20,744           $     27,009
Cost of sales                                        18,524                 23,567
                                               ------------           ------------
      Gross profit                                    2,220                  3,442
Selling, general and administrative                   1,318                  1,711
                                               ------------           ------------
      Operating income                                  902                  1,731
Other expense (income):
      Interest expense                                1,765                  1,867
      Minority interest                                 (94)                    37
      Other, net                                         43                     67
                                              -------------           ------------
Loss before income taxes                               (812)                  (240)
Income taxes                                              -                      -
                                              -------------           ------------
Net loss                                      $        (812)          $       (240)
                                              =============           ============

Loss per common share:

      Basic                                   $       (0.54)          $      (0.16)
                                              =============           ============

      Diluted                                 $       (0.54)          $      (0.16)
                                              =============           ============





            See Notes to Unaudited Consolidated Financial Statements

                       CPT HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                    ($000's)

                                                                             September 30,           June 30,
ASSETS                                                                            1999                 1999
------                                                                            ----                 ----
Current assets:
       Cash and cash equivalents                                           $            59      $           117
       Receivables, net of allowances of $481 and $455,
           respectively                                                              6,969                7,263
       Inventories                                                                  11,175               10,542
       Other current assets                                                            609                  663
                                                                           ---------------      ---------------
       Total current assets                                                         18,812               18,585

Property, plant and equipment, net of accumulated depreciation of
       $15,452 and $14,472, respectively                                            39,893               38,865
Deferred financing costs, net of accumulated amortization
       of $555 and $479, respectively                                                1,201                1,075
Goodwill, net of accumulated amortization of
       $730 and $706, respectively                                                   1,153                1,177
Other assets                                                                           348                  348
                                                                           ---------------      ---------------
       Total assets                                                        $        61,407      $        60,050
                                                                           ===============      ===============

LIABILITIES & SHAREHOLDERS' DEFICIT

Current liabilities:
       Accounts payable                                                    $         8,635      $         7,380
       Accrued expenses                                                              6,264                7,030
       Due to affiliates                                                               262                  253
       Current portion of long-term debt                                             2,918                2,691
                                                                           ---------------      ---------------

       Total current liabilities                                                    18,079               17,354

Long-term debt, net of current portion                                              54,342               52,804

Minority interest in consolidated subsidiaries                                       2,686                2,780

Shareholders' deficit:
       Common stock authorized 30,000,000 shares of $.05 par value
           each, 1,510,084 shares issued and outstanding                                76                   76
       Additional paid-in capital                                                    5,737                5,737
       Accumulated deficit                                                         (19,513)             (18,701)
                                                                           ---------------      ---------------
       Total shareholders' deficit                                                 (13,700)             (12,888)
                                                                           ---------------      ---------------
       Total liabilities and shareholders' deficit                         $        61,407      $        60,050
                                                                           ===============      ===============



            See Notes to Unaudited Consolidated Financial Statements


                       CPT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                    ($000's)


                                                                                          Three Months Ended
                                                                                              September 30

                                                                                        1999              1998
                                                                                        ----              ----
Cash flows from operating activities:
     Net loss                                                                       $      (812)        $    (240)
     Adjustments to reconcile net loss to net
         cash provided by operations:
         Minority interest in (loss) earnings of subsidiaries                               (94)               37
         Depreciation and amortization                                                    1,124             1,110
     Changes in working capital:
         Decrease in receivables                                                            294               597
         Decrease (increase) in inventories                                                (633)              290
         Decrease (increase) in other current assets                                         54               (41)
         Decrease in accrued expenses                                                      (766)             (512)
         Increase (decrease) in accounts payable                                          1,264              (646)
                                                                                  -------------     -------------
         Net cash provided by operating activities                                          431               595
                                                                                  -------------     -------------
Cash flows from investing activities:
         Capital expenditures                                                            (2,008)             (389)
                                                                                  -------------     -------------
         Net cash used in investing activities                                           (2,008)             (389)
                                                                                  -------------     -------------
Cash flows from financing activities:
         Repayment of long-term obligations                                                (504)           (1,048)
         Payment of deferred financing costs                                               (202)                -
         Net borrowings under revolving credit facility                                   2,225               847
                                                                                  -------------     -------------
         Net cash provided by (used in) financing activities                              1,519              (201)
                                                                                  -------------     -------------
Net (decrease) increase in cash and cash equivalents                                        (58)                5
Cash and cash equivalents:
         Beginning of period                                                                117                37
                                                                                  -------------     -------------
         End of period                                                            $          59     $          42
                                                                                  =============     =============
Supplemental data - cash paid during the period for:
         Interest                                                                 $       1,334     $       1,472
                                                                                  =============     =============
         Income taxes                                                             $           -     $           -
                                                                                  =============     =============


            See Notes to Unaudited Consolidated Financial Statements

                               CPT HOLDINGS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

   The accompanying financial statements include the accounts of CPT Holdings, Inc. and its direct and indirect majority-owned subsidiaries (the "Company" or "CPT"), J&L Structural, Inc. ("J&L"), J&L Holdings Corp. ("JLH"), and Continuous Caster Corporation ("CCC"). All material intercompany transactions have been eliminated in consolidation. The Company's operations include two distinct business segments within its single indirect operating subsidiary, J&L: J&L Structural and Brighton. J&L Structural manufactures and fabricates lightweight structural steel shapes which are distributed principally to the manufactured housing, tractor trailer manufacturing and highway safety systems industries. Brighton designs, manufactures and sells steel piercer points which represent disposable tooling used in the production of seamless steel tubes used in the petrochemical industry. CCC is a majority-owned, indirect subsidiary which holds title to 38 acres of undeveloped land adjacent to J&L in Aliquippa, Pennsylvania. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions  for  Form  10-Q and  Article  10 of  Regulation  S-X and do not
   include the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results for the year. Certain amounts included in the prior periods' financial statements have been reclassified to conform with the current periods' presentation. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

2. Recent Accounting Standards

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities and requires recognition of all derivatives as either assets or liabilities at fair value. The Company has not completed the process of evaluating the impact that will result from the adoption of the standard. The standard will be effective for the Company for the year ending June 30, 2001.

3. Inventories

   Inventories consisted of the following (in $000's):

                                                 September 30,          June 30,
                                                     1999                 1999
                                                     ----                 ----
           Raw materials                         $   3,326            $  2,628
           Finished goods                            7,849               7,914
                                                     -----               -----
           Total                                  $ 11,175             $10,542
                                                  ========             =======


4. Long-Term Debt

   Long-term debt consisted of the following (in $000's):

                                                                       September 30,          June 30,
                                                                           1999                 1999
                                                                           ----                 ----
   Senior term loan                                               $      18,547        $      19,000
   Subordinated term notes                                               23,000               23,000
   Revolving loan facility                                                7,855                5,630
   Fixed rate 13% debenture                                               6,730                6,730
   Unsecured revolving credit facility                                    1,000                1,000
   Deferred purchase money note                                             475                  475
   State loans                                                              486                  537
                                                                  -------------        -------------
                                                                         58,093               56,372
   Less current portion of long-term debt                                 2,918                2,691
   Less discounts on long-term debt                                         833                  877
                                                                  -------------        -------------
       Total                                                      $      54,342        $      52,804
                                                                  =============        =============

   The Senior Term Loan, Revolving Loan Facility and the Subordinated Term Notes include certain provisions which, among other things, provide that J&L will maintain certain financial ratios, limit the amount of annual capital expenditures, maintain a minimum tangible net worth and limit the amount of shareholder distributions. J&L remains in compliance with all of its various loan covenants as of September 30, 1999.

5. Litigation, Contingencies and Commitments

   The company is planning a mill upgrade that is expected to cost approximately $11,000,000. As of September 30, 1999, J&L Structural had open purchase orders related to the mill upgrade of $9,853,000.

   The Company is involved in various legal actions arising in the normal course of business. While it is not possible to determine with certainty the outcome of these matters, in the opinion of management, the eventual resolution of the claims and actions outstanding will not have a material adverse effect on the Company's financial position or operating results.

6. Earnings Per Share

   The following table sets forth the computation of basic and diluted earnings per common share for the three months ended September 30, (in $000's, except per share amounts):

                                                                         1999              1998
                                                                         ----              ----
      Numerator:
      Net loss                                                        $    (812)        $    (240)
      Dilution on earnings resulting from subsidiary warrants                 -                 -
                                                                      ----------        ---------
      Net loss to common shareholders                                 $    (812)        $    (240)
                                                                      ==========        =========
      Denominator:
      Weighted average shares - Basic                                 1,510,084         1,510,084
      Effect of dilutive securities:
           Warrants                                                           -                 -
                                                                      ---------         ---------

      Weighted-average shares - Diluted                               1,510,084         1,510,084
                                                                     ==========         =========
      Loss per common share - Basic                                  $    (0.54)        $   (0.16)
                                                                     ==========         =========
      Loss per common share - Diluted                                $    (0.54)        $   (0.16)
                                                                     ==========         =========


On April 1, 1995, the Company issued warrants exercisable for 2,000,000 shares of the Company's common stock for a period of ten years from the date of issuance at $1 per share.

On February 1, 1996, the Company issued a warrant exercisable for 300,000 shares of the Company's common stock, for a period of ten years from the date of issuance at $4 per share.

These warrants, which could potentially dilute earnings per share in the future, were not included in the diluted computation either because the weighted average price per share for the three months ended September 30, 1999 and 1998 did not exceed the exercise price or its effect would be antidilutive.

ITEM 2: Management's Discussion and Analysis of Financial Condition And Results Of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that any forward-looking statements, including statements regarding the intent, belief, or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to (i) a significant downturn in manufactured housing construction and sales, (ii) significant negative pricing actions by competitors, (iii) billet cost increases that J&L may not be able to pass through to its customers and (iv) Year 2000 issues.

Overview

During the past year, the steel industry as a whole went through a very tumultuous time. During 1998, a significant decline in infrastructure development in Asia following a period of economic turmoil in that geographic region caused a tremendous impact on the worldwide flow of steel industry goods and materials. From a domestic perspective, steel scrap exports of raw and finished steel to the United States decreased dramatically which drove scrap prices to their lowest point in twenty years. At the same time, foreign exports of raw and finished steel to the United States increased dramatically creating a "buyer's market" and sending prices significantly lower. Management believes that, due to the extremely competitive environment which has resulted, significant structural producers are reacting to lower volume and heavy competition in the larger structural sections by searching for alternative distribution outlets or markets to penetrate such as those served by J&L Structural.

J&L Structural has experienced a very aggressive marketing environment during calendar 1999 where pricing has deteriorated significantly. In many cases, however, J&L Structural was successful in maintaining the majority of its customer volume which, management believes, resulted from J&L Structural's consistent focus on first-class customer service. Unfortunately, some customers place different priorities on their supply chain, and, as a result, a certain level of business volume was lost on pricing.

Over the past couple of years, J&L Structural has contemplated a variety of ways to maintain its cost-competitive status in light of the evolution of its growing niche markets. During the fourth quarter of fiscal 1999, management approved an $11.5 million plant upgrade project in Aliquippa which management expects will allow for greater throughput, higher quality, a broader product offering and process cost savings. The main features of the plant upgrade include a notch-bar cooling bed, new universal mills, an automatic stacker line expansion, shipping magnets, new sawing capability and other plant improvements. The plant upgrade project planning is well underway with a plant shutdown for installation and hot commissioning expected during January 2000. The capital necessary for the plant upgrade is being furnished primarily through a refinancing which closed on June 30, 1999 with a new senior lender plus additional support from state and local financing.

Results of Operations

Net Sales

Net sales for the three month period ended September 30, were:

                                                 1999                      1998
                                                 ----                      ----
      J&L Structural                    $  19,513,000             $  25,822,000
      Brighton                              1,231,000                 1,187,000
                                        -------------             -------------
      Total                             $  20,744,000             $  27,009,000
                                        =============             =============

Net sales for J&L Structural decreased by 24.4% between periods reflecting reduced shipping levels and reductions in sales prices. Tonnage shipped for the quarter ended September 30, 1999 was down 15.7% compared to the previous year. Average sales prices for J&L Structural's products decreased by 10.3% between periods. The decrease in sales primarily reflects a softening in demand in the manufactured housing industry, which is working through inventory management issues. In addition, certain losses of customer volume have resulted from highly competitive pricing described earlier.

Brighton's sales increase of 3.7% primarily reflects an increase in demand for oil and gas drilling products which were driven by recent increases in oil prices.

Gross Margins

Gross margins for the three month period ended September 30, were:

                                                      1999              1998
                                                      ----              ----
      J&L Structural                                  9.8%              12.1%
      Brighton                                       25.7%              25.9%
      Total                                          10.7%              12.7%

Gross margins for J&L declined during the three months ended September 30, 1999 in comparison to the same period in the prior year. The decrease in gross margins resulted from the loss in production efficiences caused by reduced production volume. Billet costs, which comprise approximately 65% of J&L
Structural's manufacturing costs, were 13.3% less per ton during the current quarter compared to the same period in the previous year.

Brighton's gross margins decreased slightly from the prior period due to increases in raw material prices, primarily nickel.

Selling, General and Administrative Expense

Selling, general and administrative expenses decreased by 23.0% over the comparable period in the prior year. This decrease was due primarily to expenses incurred in the prior year for professional fees related to a sales/marketing study, a management information systems upgrade and legal costs associated with an arbitration with a furnace builder which was resolved during the fourth quarter of fiscal 1999.

Interest Expense

Interest expense decreased $102,000 during the first quarter of fiscal year 2000 compared to the same period in the prior fiscal year. The decrease was attributable primarily to a lower borrowing rate under the new senior credit facility. The new senior credit facility rates for J&L are based on a Eurodollar rate plus 2.75% and 3.0% for the revolver and term note, respectively, versus a prime rate plus 1.5% and 2.0% for the revolver and term note, respectively, under the former senior credit facility.

Liquidity and Capital Resources

Cash flows from operations for the three months ended September 30, 1999 and 1998 totaled $431,000 and $595,000, respectively. The decrease in cash flows for the three month period ended September 30, 1999 compared to the same period in the prior year was primarily attributed to a larger operating loss for the period offset by an increase in trade payables.

Cash used in investing activities for the three months ended September 30, 1999 and 1998 totaled $2,008,000 and $389,000, respectively. During the three month period ended September 30, 1999, net cash used in investing activities reflects normal maintenance capital spending of $226,000, and expenditures of $2,132,000 related to the mill upgrade project which were offset by a governmental opportunity grant of $350,000 received to assist in funding the mill upgrade. Investing activities during the comparable period in the prior year only reflected normal maintenance capital spending.

Financing activities for the three months ended September 30, 1999 and 1998 totaled net cash provided of $1,519,000 and net cash used of $201,000, respectively. During the three month period ended September 30, 1999 net cash flows represent $2,225,000 of borrowings under the revolving credit facility offset by scheduled repayments of $504,000 for the senior term loan. In addition, $202,000 was paid for expenses related to the refinancing of senior debt at June 30, 1999. Outstanding debt as of September 30, 1999 totaled $58,093,000 with related interest expense of $1,689,000 for the period then ended, representing an average borrowing rate approximating 11.6% over the period excluding the yield impact from amortization of deferred financing costs.

Cash and cash equivalents for the three months ended September 30, 1999 and 1998 totaled $59,000 and $42,000, respectively. Cash availability under J&L Structural's revolver totaled $2,471,000 as of September 30, 1999. The Company's requirements for cash during the next twelve months include $2,918,000 of principal repayments under the senior term loan and various state loans, approximately $600,000 of principal repayments under the $8,000,000 capital expenditure loan which is anticipated to be drawn during the third fiscal quarter, approximately $11,000,000 of estimated capital spending comprised of maintenance, new product development, and the finalization of the mill upgrade, and an estimated $6,000,000 of cash interest expense. Management expects that cash flows from operations, in addition to proceeds provided under the new senior credit facility and funding under state and local loan assistance programs, will continue to satisfy the Company's requirements to fund necessary operating expenses, debt service and capital expenditures in the future.

Recent Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities and requires recognition of all derivatives as either assets or liabilities at fair value. The Company has not completed the process of evaluating the impact that will result from the adoption of the standard. The standard will be effective for the Company for the year ending June 30, 2001.

Year 2000 Disclosure

The Year 2000 problem concerns the inability of information systems to recognize properly and process date-sensitive information beyond January 1, 2000.

State of Readiness: During 1998, the Company initiated a comprehensive enterprise-wide analysis to identify and resolve Year 2000 related issues. The scope of the program included the investigation of all Company functions and products, including embedded systems that are not traditionally considered information technology systems. The detection phase of the program is complete. The corrective action phase of the program began during the second quarter of fiscal 1999, and was substantially completed during the fourth quarter of fiscal 1999. The final updated test file with program changes has been installed. The Company continues to execute a testing program to confirm its state of readiness. J&L has assessed the preparedness of its critical suppliers for Year 2000 through a thorough inquiry process which has been completed with favorable results.

Costs To Address Year 2000 Issues: Total cost of the program are estimated to have been $100,000. These costs were expensed as incurred.

Risks Associated With Year 2000 Issue: While the Company expects to address all Year 2000 risks without material adverse impact on results of operations, liquidity or financial condition, there can be no assurances as to the ultimate success of the program. Uncertainties exist as to the Company's ability to detect all Year 2000 problems as well as its ability to achieve successful and timely resolution of all Year 2000 issues. Uncertainties also exist concerning the preparedness of the Company's critical suppliers in order to avoid Year 2000 related service and delivery interruptions.

A "reasonably likely worst case" scenario of Year 2000 risks could include isolated performance problems with manufacturing or administrative systems at J&L, isolated interruption of deliveries from critical suppliers and product liability issues. J&L plans to accumulate finished goods inventory during the quarter ended December 31, 1999 to maintain adequate levels of inventory during a plant shutdown during January 2000 for the mill upgrade. This finished goods inventory buildup mitigates certain potential risks that could impact production as a result of the year 2000. The Company does not have any additional contingency plans to address the year 2000.

Until the problems are resolved the consequences of these issues may include increases in manufacturing and administrative costs lost revenues, and lower cash receipts. However, the Company is unable to quantify the potential effect, which could be material, of these items on results of operations, liquidity or financial condition, should one or more of these events happen.

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

The Company's primary market risk exposure is that of interest rate risk associated with its various debt instruments. The Company has not entered into any derivative financial instruments to manage its interest rate risks to date.

At September 30, 1999, the Company's total outstanding debt was comprised of fixed interest rate obligations of $31,691,000 and variable interest rate obligations of $26,402,000.

The table below provides information (in thousands of dollars) about the Company's maturity schedule and fair values of its outstanding debt:

              Variable Rate Debt                                                    Fixed Rate Debt
           -----------------------         ----------------------------------------------------------------
Year        Senior       Revolving                        Fixed Rate    Unsecured    Deferred
ending     Term Loan        Loan          Subordinated       13%        Revolving    Purchase        State
June 30                   Facility         Term Notes     Debenture       Credit    Money Note       Loans
                                                                         Facility
2000       $   2,035            -                  -             -             -            -     $     152
2001           2,714            -                  -             -             -            -           209
2002          13,798    $   7,855         $    1,500             -             -            -           125
2003               -            -              6,000     $   6,730     $   1,000    $     475             -
2004               -            -              6,000             -             -            -             -
Thereafter         -            -              9,500             -             -            -             -
           ---------    ---------         ----------     ---------     ---------    ---------     ---------

Total      $  18,547    $   7,855         $   23,000     $   6,730     $   1,000    $     475     $     486
           =========    =========         ==========     =========     =========    =========     =========


Fair       $  18,547    $   7,855         $   23,000     $   6,730     $   1,000    $     475     $     486
Value      =========    =========         ==========     =========     =========    =========     =========


Based upon the Company's current level of variable rate debt, a 1% increase or decrease in interest rates will cause an approximate $264,000 increase or decrease in annual interest expense. At September 30, 1999, the weighted average interest rate for the variable rate and fixed rate debt was 8.24% and 12.82%, respectively.

PART II - OTHER INFORMATION

ITEM 1:   Legal Proceedings

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


                                                     CPT HOLDINGS, INC.
         Dated:  November 12, 1999
                                                     By:  /s/ William L. Remley
                                                     --------------------------
                                                              William L. Remley

                                                     President & Treasurer