Form 10-Q
period 1999-12-31
CPT HOLDINGS INC
filed 2000-02-11
CIK 25360

------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
-   ACT OF 1934 For the quarterly period ended - December 31, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of February 1, 2000 1,510,084 shares of Common Stock were issued and outstanding.

------------------------------------------------------------------------------

                         PART 1. FINANCIAL INFORMATION

ITEM 1:    Financial Statements

                       CPT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                        ($000's Except Per Share Amounts)

                                      Three Months Ended          Six Months Ended
                                         December 31,               December 31,

                                         1999         1998        1999        1998
                                         ----         ----        ----        ----
Net sales .........................   $ 19,451    $ 23,996    $ 40,195    $ 51,005
Cost of sales .....................     17,666      20,694      36,190      44,261
                                      --------    --------    --------    --------
      Gross profit ................      1,785       3,302       4,005       6,744
Selling, general and administrative      1,485       1,783       2,856       3,565
                                      --------    --------    --------    --------
      Operating income ............        300       1,519       1,149       3,179
Other expense (income):
      Interest expense ............      1,740       1,860       3,505       3,727
      Minority interest ...........       (197)          1        (291)         38
      Other, net ..................          -           9         (10)          5
                                      --------    --------    --------    --------
Loss before income taxes ..........     (1,243)       (351)     (2,055)       (591)
Income taxes ......................          -           -           -           -
                                      --------    --------    --------    --------
Net loss ..........................   $ (1,243)   $   (351)     (2,055)   $   (591)
                                      ========    ========    ========    ========

Loss per common share:

      Basic and Diluted ...........   $  (0.82)   $  (0.23)   $  (1.36)   $  (0.39)
                                      ========    ========    ========    ========





            See Notes to Unaudited Consolidated Financial Statements

                       CPT HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                    ($000's)

                                                                         December 31,   June 30,
ASSETS                                                                      1999          1999
------                                                                      ----          ----
Current assets:
       Cash and cash equivalents ........................................   $     50    $    117
       Receivables, net of allowances of $538 and $455, respectively           5,627       7,263
       Inventories ......................................................     10,613      10,542
       Other current assets .............................................        293         663
                                                                            --------    --------

       Total current assets .............................................     16,583      18,585

Property, plant and equipment, net of accumulated depreciation of $16,505
       and $14,472, respectively ........................................     42,288      38,865
Deferred financing costs, net of accumulated amortization
       of $605 and $479, respectively ...................................      1,187       1,075
Goodwill, net of accumulated amortization of
       $753 and $706, respectively ......................................      1,130       1,177
Other assets ............................................................        348         348
                                                                            --------    --------
       Total assets .....................................................   $ 61,536    $ 60,050
                                                                            ========    ========

LIABILITIES & SHAREHOLDERS' DEFICIT

Current liabilities:
       Accounts payable .................................................   $ 10,713    $  7,380
       Accrued expenses .................................................      7,447       7,030
       Due to affiliates ................................................        271         253
       Current portion of long-term debt ................................      2,920       2,691
                                                                            --------    --------

       Total current liabilities ........................................     21,351      17,354

Long-term debt, net of current portion ..................................     52,639      52,804

Minority interest in consolidated subsidiaries ..........................      2,489       2,780

Shareholders' deficit:
       Common stock authorized 30,000,000 shares of $.05 par value each,
           1,510,084 shares issued and outstanding ......................         76          76
       Additional paid-in capital .......................................      5,737       5,737
       Accumulated deficit ..............................................    (20,756)    (18,701)
                                                                            --------    --------

       Total shareholders' deficit ......................................    (14,943)    (12,888)
                                                                            --------    --------

       Total liabilities and shareholders' deficit ......................   $ 61,536    $ 60,050
                                                                            ========    ========


            See Notes to Unaudited Consolidated Financial Statements

                       CPT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                    ($000's)

                                                                              Six Months Ended
                                                                                 December 31,

                                                                                1999        1998
                                                                                ----        ----
Cash flows from operating activities:
     Net loss .............................................................   $(2,055)   $  (591)
     Adjustments to reconcile net loss to net
         cash provided by operations:
         Minority interest in (loss) earnings of subsidiaries .............      (291)        38
         Depreciation and amortization ....................................     2,298      2,248
     Changes in working capital:
         Decrease in receivables ..........................................     1,636      3,180
         (Increase) decrease in inventories ...............................       (71)     2,154
         Decrease (increase) in other current assets ......................       370       (105)
         Increase (decrease) in accounts payable and accrued expenses .....     3,768     (3,580)
                                                                              -------    -------
         Net cash provided by operating activities ........................     5,655      3,344
                                                                              -------    -------
Cash flows from investing activities:
         Capital expenditures .............................................    (5,456)      (774)
                                                                              -------    -------
         Cash used in investing activities ................................    (5,456)      (774)
                                                                              -------    -------
Cash flows from financing activities:
         Repayment of long-term obligations ...............................    (1,231)    (2,117)
         Borrowings under long-term obligations ...........................       250          -
         Payment of deferred financing costs ..............................      (238)         -
         Net borrowings (repayments) under revolving credit facility ......       953       (416)
                                                                              -------    -------
         Net cash used in financing activities ............................      (266)    (2,533)
                                                                              -------    -------
Net (decrease) increase in cash and cash equivalents ......................       (67)        37
Cash and cash equivalents:
         Beginning of period ..............................................       117         37
                                                                              -------    -------
         End of period ....................................................   $    50    $    74
                                                                              =======    =======
Supplemental data - cash paid during the period for:
         Interest, net of capitalized interest of $77, and $0, respectively   $ 2,636    $ 2,908
                                                                              =======    =======
         Income taxes .....................................................   $     -    $     -
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

     The Company's operations include two distinct business segments within its single indirect operating subsidiary, J&L: J&L Structural and Electric Steel Casting ("Brighton"). J&L Structural manufactures and fabricates lightweight structural steel shapes which are distributed principally to the manufactured housing, tractor trailer manufacturing and highway safety systems industries. Brighton designs, manufactures and sells steel piercer points which represent disposable tooling used in the production of seamless steel tubes used in the petrochemical industry. CCC is a majority-owned, indirect subsidiary which holds title to 38 acres of undeveloped land adjacent to J&L in Aliquippa, Pennsylvania.

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

3.   Inventories

     Inventories consisted of the following (in $000's):

                                              December 31,           June 30,
                                                  1999                 1999
                                                  ----                 ----
     Raw materials                          $       1,795        $       2,628
     Finished goods                                 8,818                7,914
                                            -------------        -------------

     Total                                  $      10,613        $      10,542
                                            =============        =============

4.   Long-Term Debt

     Long-term debt consisted of the following (in $000's):

                                                    December 31,       June 30,
                                                       1999              1999
                                                       ----              ----

     Senior Term Loan                               $   17,869        $  19,000
     Subordinated Term Notes                            23,000           23,000
     Revolving Loan Facility                             6,583            5,630
     Fixed rate 13% debenture                            6,730            6,730
     Unsecured revolving credit facility                 1,000            1,000
     Deferred purchase money note                          475              475
     State loans                                           687              537
                                                    ----------       ----------
                                                        56,344           56,372
     Less current portion of long-term debt              2,920            2,691
     Less discounts on long-term debt                      785              877
                                                   -----------       ----------
         Total                                     $    52,639       $   52,804
                                                   ============      ==========

     The Senior Term Loan, Revolving Loan Facility and the Subordinated Term Notes include certain provisions which, among other things, provide that J&L will maintain certain financial ratios, limit the amount of annual capital expenditures, maintain a minimum tangible net worth and limit the amount of shareholder distributions. J&L remains in compliance with all of its various loan covenants as of December 31, 1999.

5.   Litigation, Contingencies and Commitments

     The Company is in the process of completing a mill upgrade during fiscal year 2000 that is expected to cost approximately $11,500,000. As of December 31, 1999, J&L Structural had open purchase orders related to the mill upgrade of $7,837,735.

     The Company is involved in various legal actions arising in the normal course of business. While it is not possible to determine with certainty the outcome of these matters, in the opinion of management, the eventual resolution of the claims and actions outstanding will not have a material adverse effect on the Company's financial position or operating results.

6.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per common share (in $000's, except per share amounts):

                                              Three months ended December 31,        Six months ended December 31,
                                                  1999               1998               1999               1998
                                                  ----               ----               ----               ----
     Numerator:
     Net loss                                $     (1,243)      $       (351)      $     (2,055)     $       (591)
     Dilution on earnings resulting from
         subsidiary warrants                            -                  -                  -                 -
                                             -------------      -------------      -------------     -------------
     Net loss to common shareholders         $     (1,243)      $       (351)      $     (2,055)     $       (591)
                                             =============      =============      =============     =============
     Denominator:
     Weighted average shares - Basic            1,510,084          1,510,084          1,510,084         1,510,084
     Effect of dilutive securities:
          Warrants                                      -                  -                  -                 -
                                             ------------      -------------       ------------      ------------


     Weighted-average shares - Dilutive          1,510,084          1,510,084          1,510,084         1,510,084
                                             =============     ==============      =============     =============
     Loss per common share - Basic           $      (0.82)     $       (0.23)      $       (1.36)    $       (0.39)
                                             =============     ==============      =============     =============
     Loss per common share - Diluted         $      (0.82)     $       (0.23)      $       (1.36)    $       (0.39)
                                             =============     ==============      =============     =============


On April 1, 1995, the Company issued warrants exercisable for 2,000,000 shares of the Company's common stock for a period of ten years from the date of issuance at $1 per share.

On February 1, 1996, the Company issued a warrant exercisable for 300,000 shares of the Company's common stock, for a period of ten years from the date of issuance at $4 per share. These warrants, which could potentially dilute earnings per share in the future, were not included in the diluted computation either because the weighted average price per share for the three or six months ended December 31, 1999 and 1998 did not exceed the exercise price or its effect would be antidilutive.

ITEM 2: Management's Discussion and Analysis of Financial Condition And Results Of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that any forward-looking statements, including statements regarding the intent, belief, or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to (i) an extended significant downturn in manufactured housing construction and sales,
(ii) significant and extended negative pricing actions by competitors, and (iii) billet cost increases that J&L may not be able to pass through to its customers.

Overview

During the past year, the steel industry as a whole went through a very tumultuous time. During 1998, a significant decline in infrastructure development in Asia following a period of economic turmoil in that geographic region caused a tremendous impact on the worldwide flow of steel industry goods and materials. From a domestic perspective, steel scrap exports of raw and finished steel from the United States decreased dramatically which drove scrap prices to their lowest point in twenty years. At the same time, foreign imports of raw and finished steel to the United States increased dramatically creating a "buyer's market" and sending prices significantly lower. Management believes that, due to the extremely competitive environment which resulted, significant structural producers reacted to lower volume and heavy competition in the larger structural sections by searching for alternative distribution outlets or markets to penetrate such as those served by J&L Structural.

J&L Structural experienced a very aggressive marketing environment during calendar 1999 where pricing deteriorated significantly. In most cases, however, J&L Structural was successful in maintaining the majority of its customer volume which, management believes, resulted from J&L Structural's consistent focus on first-class customer service.

During the Company's second fiscal quarter, steel scrap exports began to rebound and trade constraints on foreign imports began to take effect. As a result, raw material prices began to increase along with finished product pricing among certain structural products, mainly wide flange beams. At the same time, however, an industry-wide downturn in manufactured housing production began to negatively impact our Junior Beam demand. This downturn resulted from overproduction by the manufactured housing industry leaders as they were in the process of outfitting a large number of new retail home centers which were opened during 1997 and 1998.

Over the past couple of years, J&L Structural has contemplated a variety of ways to maintain its cost-competitive status in light of the evolution of its growing niche markets. During the fourth quarter of fiscal 1999, management approved an $11.5 million plant upgrade project in Aliquippa which management expects will allow for greater throughput, higher quality, a broader product offering and process cost savings. The main features of the plant upgrade include a notch-bar cooling bed, new universal mills, an automatic stacker line expansion, shipping magnets, new sawing capability and other plant improvements. The majority of the plant upgrade was completed during January 2000. The capital necessary for the plant upgrade is being furnished primarily through the refinancing which closed on June 30, 1999 with a new senior lender plus additional support from state and local financing.


Results of Operations

Net Sales

Net sales for the three and six-month periods ended December 31, were:



                               Three Months Ended           Six Months Ended
                                   December 31,                December 31,
                                1999          1998          1999          1998
                                ----          ----          ----          ----
    J&L Structural         $17,789,000   $23,187,000   $37,302,000   $49,009,000
    Brighton .....           1,662,000       809,000     2,893,000     1,996,000
                           -----------   -----------   -----------   -----------
    Total ........         $19,451,000   $23,996,000   $40,195,000   $51,005,000
                           ===========   ===========   ===========   ===========


Net sales for three months and six months ended December 31, 1999 for J&L Structural decreased by 23.3% and 23.9%, respectively, over the comparable periods of the prior year reflecting reduced shipping levels and reductions in sales prices. Tonnage shipped for the three months and six months ended December 31, 1999 was down 14.7% and 15.2%, respectively, compared to the previous year. Average sales prices for the three months and six months ended December 31, 1999 for J&L Structural's products decreased by 10.1% and 10.2%, respectively over the comparable periods in the prior year. The decrease in sales primarily reflects a softening in demand in the manufactured housing industry, which is working through inventory management issues. In addition, certain losses of customer volume have resulted from highly competitive pricing described above.

Brighton's sales for the three months and six months ended December 31, 1999, increased by 105.4% and 44.9%, respectively, over the comparable periods in the prior year. The increase primarily reflects an increase in demand for oil and gas drilling products which were driven by recent increases in oil prices.

Gross Margins

Gross margins for the three month and six month periods ended December 31, were:

                                  Three Months Ended       Six Months Ended
                                      December 31,            December 31,
                                    1999      1998          1999      1998
                                    ----      ----          ----      ----
    J&L Structural                  7.8%     13.5%          8.7%     12.8%
    Brighton                       25.8%     22.5%         25.8%     24.5%
    Total                           9.2%     13.8%         10.0%     13.2%

Gross margins for the three months and six months ended December 31, 1999 for J&L Structural declined 5.7% and 4.1%, respectively, in comparison to the same period in the prior year. The decrease in gross margins resulted primarily from a highly competitive environment and loss in production efficiences caused by reduced production volume. Billet costs, which comprise approximately 65% of J&L Structural's manufacturing costs per ton for the three months and six months ended December 31, 1999 were down 6.5% and 10.2%, respectively, compared to the same periods in the previous year.

Brighton's gross margins increased from the previous year due primarily to production efficiencies realized as a result of higher volumes.

Selling, General and Administrative Expense

Selling, general and administrative expenses decreased 16.7% and 19.9% for the three and six-month periods ended December 31, 1999 over the comparable period in the prior year. This decrease was due primarily to a reduction in Finance Department staff in 1999 and expenses incurred in the prior year for professional fees related to a sales/marketing study, a management information systems upgrade, and legal costs associated with an arbitration with a furnace builder which was resolved during the fourth quarter of fiscal year 1999.

Interest Expense

Interest expense decreased $120,000 and $222,000 for the three and six-month periods ended December 31, 1999, respectively, compared to the same period in the prior fiscal year. The decrease was attributable primarily to a lower borrowing rate in the current period under the new senior credit facility and the capitalization of $77,000 in interest related to the mill upgrade. The new senior credit facility rates for J&L are based on a Eurodollar rate plus 2.75% and 3.0% for the revolver and term note, respectively, versus a prime rate plus 1.5% and 2.0% for the revolver and term note, respectively, under the former senior credit facility.

Liquidity and Capital Resources

Net cash flows provided by operations for the six months ended December 31, 1999 and 1998 totaled $5,655,000 and $3,344,000, respectively. The increase in cash flows for the period compared to the same period in the prior year was primarily attributable to increases in trade payables for the period partially offset by a large operating loss.

Cash used in investing activities for the six months ended December 31, 1999 and 1998 totaled $5,456,000 and $774,000, respectively. During the six-month period ended December 31, 1999, net cash used in investing activities reflects normal maintenance capital spending of $555,000, and expenditures of $4,901,000 related to the mill upgrade project. Investing activities during the comparable period in the prior year only reflected normal maintenance capital spending.

Net cash used in financing activities for the six months ended December 31, 1999 and 1998 totaled $266,000 and $2,533,000, respectively. During the current period net cash flows represent net borrowings of $953,000 under the revolving credit facility and $250,000 of new state loans offset by scheduled repayments of $1,231,000 for the senior term loan and various state loans. In addition, $238,000 was paid for expenses related to the refinancing of senior debt in June 1999 and a new state loan in December 1999. The average borrowing rate approximated 11.4% over the period which was computed excluding the yield impact from amortization of deferred financing costs and capitalized interest.

Cash and cash equivalents at December 31, 1999 and 1998 totaled $50,000 and $74,000, respectively. Cash availability under J&L Structural's revolver totaled approximately $2,100,000 as of December 31, 1999. The Company's requirements for cash during the next twelve months include $2,920,000 of principal repayments under the senior term loan and various state loans, approximately $1,101,000 of principal repayments under the $8,000,000 capital expenditure loan which is anticipated to be drawn down completely by the fiscal year end, approximately $10,000,000 of estimated capital spending comprised of maintenance, new product development, and the finalization of the mill upgrade, and an estimated $5,500,000 of cash interest expense to unaffiliated lenders. Management expects that cash flows from operations, in addition to proceeds provided under the new senior credit facility and funding under state and local loan assistance programs, will continue to satisfy the Company's requirements to fund necessary operating expenses, debt service and capital expenditures in the future.

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

Year 2000 Disclosure

As described in the Form 10-K for the year ended June 30, 1999, the Company had developed plans to address the possible exposures related to the impact on its computer systems of the year 2000. Since entering the year 2000, the Company has not experienced any major disruptions to its business nor is it aware of any significant year 2000-related disruptions impacting its customers and suppliers. Furthermore, the Company did not experience any material impact on inventories at calendar year end. The Company will continue to monitor its critical systems over the next several months but does not anticipate any significant impacts due to year 2000 exposures from its internal systems as well as from the activities of its suppliers and customers. Costs incurred to achieve year 2000 readiness, which include contractor costs to modify existing systems and costs of internal resources dedicated to achieving year 2000 compliance, were charged to expense as incurred. Such costs totaled approximately $80,000 and were largely incurred in the last twelve months.


ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

The Company's primary market risk exposure is that of interest rate risk associated with its various debt instruments. The Company has not entered into any derivative financial instruments to manage its interest rate risks to date.

At December 31, 1999, the Company's total outstanding debt was comprised of fixed interest rate obligations of $31,892,000 and variable interest rate obligations of $24,452,000.

The table below provides information (in thousands of dollars) about the Company's maturity schedule and fair values of its outstanding debt:

                  Variable Rate Debt                               Fixed Rate Debt
            -------------------------      -------------------------------------------------------------
 Year           Senior      Revolving                    Fixed Rate    Unsecured    Deferred
ending           Term          Loan        Subordinated      13%       Revolving    Purchase      State
June 30          Loan        Facility        Term Notes   Debenture     Credit     Money Note     Loans
                                                                       Facility

 2000           $ 1,357            -                -           -            -            -      $   121
 2001             2,714            -                -           -            -            -          256
 2002            13,798      $ 6,583          $ 1,500           -            -            -          174
 2003                 -            -            6,000     $ 6,730      $ 1,000      $   475           51
 2004                 -            -            6,000           -            -            -           53
 Thereafter           -            -            9,500           -            -            -           32
                -------      -------          -------     -------      -------      -------      -------
 Total          $17,869      $ 6,583          $23,000     $ 6,730      $ 1,000      $   475      $   687
                =======      =======          =======     =======      =======      =======      =======

 Fair Value     $17,869      $ 6,583          $23,000     $ 6,730      $ 1,000      $   475      $   687
                =======      =======          =======     =======      =======      =======      =======

Based upon the Company's current level of variable rate debt, a 1% increase or decrease in interest rates will cause an approximate $245,000 increase or decrease in annual interest expense. For the six months ended December 31, 1999, the weighted average interest rate for the variable rate and fixed rate debt was 8.63% and 12.76%, respectively.

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

                                                      CPT HOLDINGS, INC.
     Dated:  February 11, 2000
                                                      By:  /s/ William L. Remley
                                                      --------------------------
                                                               William L. Remley

                                                      President & Treasurer