Form 10-Q
period 2000-03-31
CPT HOLDINGS INC
filed 2000-06-14
CIK 25360

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    No   X

As of June 1, 2000, 1,486,740 shares of Common Stock were issued and outstanding.

===============================================================================

                          PART 1. FINANCIAL INFORMATION

ITEM 1: Financial Statements

                       CPT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                        (000's Except Per Share Amounts)


                                                     Three Months Ended                Nine Months Ended
                                                         March 31,                         March 31,
                                                  2000              1999               2000             1999
                                                  ----              ----               ----             ----
Net sales                                   $     19,463      $     24,972      $     59,658     $     75,977
Cost of sales                                     19,128            20,866            55,319           65,127
                                            ------------      ------------      ------------     ------------
      Gross profit                                   335             4,106             4,339           10,850
Selling, general and administrative
                                                   1,500             1,883             4,357            5,448
                                            ------------      ------------      ------------     ------------
Operating (loss) income                           (1,165)            2,223               (18)           5,402
Other expense (income):
      Interest expense                             1,763             1,779             5,266            5,506
      Minority interest                             (491)              170              (782)             208
      Other, net                                      (3)                5               (13)              10
                                            ------------      ------------      ------------     ------------
Income (loss) before income taxes
                                                  (2,434)              269            (4,489)            (322)
Provision for income taxes                             -                 -                 -                -
                                            ------------      ------------      ------------     ------------
Net income (loss)                           $     (2,434)     $        269      $     (4,489)    $       (322)
                                            ============      ============      ============     ============

Earnings (loss) per common share:

      Basic                                 $     (1.63)      $       0.18      $      (2.98)    $     (0.21)
                                            ============      ============      ============     ============

      Diluted                               $     (1.63)      $       0.09      $      (2.98)    $     (0.30)
                                            ============      ============      ============     ============
Weighted average common shares
      outstanding

                                                   1,497             1,510             1,506            1,510
                                            ============      ============      ============     ============
Weighted average common and common
      equivalent shares outstanding
                                                   1,497             1,510             1,506            1,510
                                            ============      ============      ============     ============


See Notes to Unaudited Consolidated Financial Statements

                       CPT HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                    ($000's)

                                                                                     March 31,          June 30,
ASSETS                                                                                 2000               1999
------                                                                                 ----               ----

Current assets:
       Cash and cash equivalents                                                   $      135         $      117
       Receivables - net of allowances of $409 and $455, respectively                   8,104              7,263
       Inventories                                                                      9,011             10,542
       Other current assets                                                               339                663
                                                                                   ----------         ----------

       Total current assets                                                            17,589             18,585

Property, plant and equipment, net of accumulated depreciation of $17,620
   and $14,472, respectively                                                           45,849             38,865
Deferred financing costs, net of accumulated amortization of $674 and $479,
   respectively                                                                         1,155              1,075

Goodwill, net of accumulated amortization of $777 and $706, respectively                1,106              1,177
Other assets                                                                              313                348
                                                                                   ----------         ----------

       Total assets                                                                $   66,012         $   60,050
                                                                                   ==========         ==========

LIABILITIES & SHAREHOLDERS' DEFICIT

Current liabilities:
       Accounts payable                                                             $   9,713          $   7,380
       Accrued expenses                                                                 8,366              7,030
       Due to affiliates                                                                  270                253
       Current portion of long-term debt                                               63,042              2,691
                                                                                   ----------         ----------

       Total current liabilities                                                       81,391             17,354

Long-term debt, net of current portion                                                      -             52,804

Minority interest in consolidated subsidiaries                                          1,998              2,780

Shareholders' deficit:
       Common stock authorized 30,000,000 shares of $.05 par value each,
           issued and outstanding 1,510,084 shares in 2000 (including 23,344               76                 76
           treasury shares) and 1,510,084 shares in 1999
       Additional paid-in capital                                                       5,737              5,737
       Accumulated deficit                                                            (23,190)           (18,701)
                                                                                   ----------         ----------

       Total shareholders' deficit                                                    (17,377)           (12,888)
                                                                                   ----------         ----------

       Total liabilities and shareholders' deficit                                 $   66,012         $   60,050
                                                                                   ==========         ==========


See Notes to Unaudited Consolidated Financial Statements

                       CPT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                    ($000's)

                                                                                         Nine Months Ended
                                                                                             March 31,
                                                                                      2000                1999
                                                                                      ----                ----
Cash flows from operating activities:

     Net loss                                                                      $  (4,489)         $     (322)
     Adjustments to reconcile net loss to net
         cash provided by operations:
         Minority interest in (loss) earnings of subsidiaries                           (782)                208
         Depreciation and amortization                                                 3,554               3,459
     Changes in working capital:
         (Increase) decrease in receivables                                             (841)              1,130
         Decrease in inventories                                                        1,531              1,930
         (Increase) decrease in other assets                                              359                (64)
         Increase (decrease) in accounts payable and accrued expenses
                                                                                        3,686               (942)
                                                                                   ----------         ----------
         Cash provided by operating activities                                          3,018              5,399
                                                                                   ----------         ----------

Cash flows from investing activities:

         Capital expenditures                                                         (10,132)            (1,019)
                                                                                   ----------         ----------
         Cash used in investing activities                                            (10,132)            (1,019)
                                                                                   ----------         ----------

Cash flows from financing activities:

         Borrowings on long-term obligations                                            6,650                  -
         Repayments on long-term obligations                                           (2,130)            (3,208)
         Net borrowings under revolving credit facility                                 2,887             (1,129)
         Payment of deferred financing fees                                              (275)                 -
                                                                                   ----------         ----------
         Cash provided by (used in) financing activities                                7,132             (4,337)
                                                                                   ----------         ----------

Net increase in cash and cash equivalents                                                  18                 43

Cash and cash equivalents:
         Beginning of period                                                              117                 37
                                                                                   ----------         ----------
         End of period                                                             $      135         $       80
                                                                                   ==========         ==========


Supplemental data - cash paid during the period for:

         Interest                                                                  $    3,486         $    4,235
                                                                                   ==========         ==========
         Income taxes                                                              $        -         $        -
                                                                                   ==========         ==========


See Notes to Unaudited Consolidated Financial Statements

                              CPT HOLDINGS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

   The accompanying financial statements include the accounts of CPT Holdings, Inc. and its direct and indirect majority-owned subsidiaries (collectively the "Company" or "CPT"): J&L Structural, Inc. ("J&L"), J&L Holdings Corp. ("JLH"), Continuous Caster Corporation ("CCC") and H. Industries, Inc. ("Hupp"). All material intercompany transactions have been eliminated in consolidation.

   The Company's operations include two distinct business segments within its single indirect operating subsidiary, J&L: J&L Structural and Brighton Electric Steel Company ("Brighton"). J&L Structural manufactures and fabricates lightweight structural steel shapes which are distributed principally to the manufactured housing, tractor trailer manufacturing, highway construction, service center and construction industries. Brighton designs, manufactures and sells steel piercer points which represent disposable tooling used in the production of seamless steel tubes used in the petrochemical industry. CCC is a majority-owned, indirect subsidiary which holds title to 38 acres of undeveloped land adjacent to the J&L facility in Aliquippa, Pennsylvania.

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

2. Inventories

   Inventories consisted of the following (in $000's):

                                         March 31,    June 30,
                                            2000        1999
                                            ----        ----
   Raw materials                         $  2,377    $  2,628
   Finished goods                           6,634       7,914
                                         --------    --------
                                         $  9,011    $ 10,542
                                         ========    ========

3. Long-Term Debt

   Long-term debt consisted of the following (in $000's):

                                                       March 31,     June 30,
                                                         2000          1999
                                                         ----          ----

   Senior term loan                                  $  17,191     $  19,000
   Subordinated term notes                              23,000        23,000
   Equipment loan with senior lender                     6,238             -
   Revolving loan facility                               8,517         5,630
   Fixed rate 13% debenture                              6,730         6,730
   Unsecured revolving credit facility                   1,000         1,000
   Deferred purchase money note                            475           475
   State loans                                             628           537
                                                     ---------     ---------
                                                        63,779        56,372

   Less current portion of long-term debt               63,042         2,691
   Less discounts on long-term debt                        737           877
                                                     ---------     ---------

      Total                                          $       -     $  52,804
                                                     =========     =========

   The senior term loan, revolving loan facility and subordinated term notes include certain provisions which, among other things, require that J&L maintain certain financial ratios, limit the amount of annual capital expenditures, maintain a minimum tangible net worth and limit the amount of shareholder distributions. J&L failed to comply with certain provisions under its senior term loan during the fiscal quarter ended March 31, 2000 by failing to maintain a specified level of minimum tangible net worth. Additionally, J&L failed to comply with certain provisions of its subordinated term notes during the fiscal quarter ended March 31, 2000 by failing to pay accrued interest as scheduled on March 30, 2000, and by failing to maintain certain financial ratios, such as operating cash flow to contractual senior debt service and operating cash flow to contractual total debt service.

   J&L's management is currently in discussions with its lenders regarding the current defaults, projected operating results and liquidity. However, due to an inability thus far to secure waivers and prospective debt agreement amendments from its lenders relating to the current defaults, J&L has classified the balance of its outstanding debt as current. As a result of the above mentioned defaults, J&L has been denied the remaining availability under its equipment loan totaling approximately $1.6 million by its senior lender. However, through the date of this Report neither the senior lender nor the subordinated lenders have demanded payment which is a prescribed remedy under their respective credit agreements. Furthermore, through the date of this Report the senior lender has continued to allow J&L to operate under the terms of the revolving loan facility which is based on outstanding levels of trade receivables and inventory. However, no assurances can be given that it will continue to do so.

4. Litigation, Contingencies and Commitments

   As a result of the defaults under J&L's various debt agreements as described more fully in Note 3, J&L's sources of liquidity are currently limited to operating cash flow and, for as long as J&L's senior lender permits, borrowings under its revolving loan facility. Operating difficulties experienced by J&L subsequent to commissioning of the recent plant upgrade in addition to a general industry slowdown in manufactured housing production that is approaching one year in duration, have not allowed the Company to meet all lender and vendor obligations on a timely basis. Although some improvement in plant operating performance is evident, significant uncertainty exists with regard to (1) the ability to reach acceptable levels of plant operating performance and (2) the timing of a rebound in the manufactured housing production cycle.

   Management's plan to address J&L's short-term liquidity issues centers on a possible sale of Brighton and continued cooperation from trade vendors in providing modifications to payment terms. Management has received indications of interest on a sale of the Brighton assets suggesting that a closing by late summer may be feasible. The estimated proceeds from this proposed sale could provide J&L sufficient liquidity for a reasonable period of time during which J&L could work toward necessary improvement in plant operating performance and determine whether the projected level of market acceptance exists for several new commodity sections being produced as a result of the expanded capabilities of the mill. The successful achievement of the foregoing events alone, however, would not guarantee that J&L can continue to meet its outstanding obligations as they come due. Market factors beyond the control of management such as competitive pricing of finished goods, market pricing of raw materials (primarily billets) and cyclical downturns in the end markets served by J&L all have significant impact on operating cash flow. In addition, under the terms of J&L's senior and subordinated debt agreements, a sale of Brighton is not permitted without the consents of the lenders thereunder. J&L's ability to obtain consents for the Brighton transaction cannot be determined until the lenders have had a chance to review the terms of any proposed transaction and address other issues relating to their respective debt agreements. Further, even if consents for a Brighton sale can be secured, no assurances can be given that management will succeed in negotiating with its lenders for the use of all or a significant part of the Brighton sale proceeds for working capital purposes. Management believes that the continuation of operations at J&L as a going concern is highly unlikely without (1) the consummation of the Brighton sale in the near future coupled with an ability to utilize a significant amount of the proceeds therefrom for working capital purposes, (2) significant improvement in plant operating performance and (3) obtaining waivers and prospective debt agreement amendments from both its senior and subordinated lenders. Based on the limited time available to resolve these issues and discussions to date with the Company's lenders, management may determine that a formal reorganization proceeding may provide J&L with its best opportunity to achieve its objective.

   The Company completed hot commissioning of its $11.8 million plant upgrade in February 2000. Cash payments through March 31, 2000 totaled $8.9 million with the balance of the payments for spares, retainage and certain ancillary equipment to be disbursed over the next six to nine months.

   The Company is involved in various legal actions arising in the normal course of business. While it is not possible to determine with certainty the outcome of these matters, in the opinion of management, the eventual resolution of the claims and actions outstanding will not have a material adverse effect on the Company's financial position or operating results.

5. Earnings Per Share

   The following table sets forth the computation of basic and diluted earnings per common share (in $000's, except per share amounts):

                                                               Three Months Ended           Nine Months Ended
                                                                    March 31,                   March 31,
                                                              2000            1999         2000           1999
                                                              ----            ----         ----           ----
     Numerator:
     Net (loss) earnings                                   $    (2,434)  $       269   $    (4,489)  $      (322)
     Dilution from subsidiary warrants                               -          (129)            -          (129)
                                                           -----------   -----------   -----------   -----------
     Net (loss) earnings to common shareholders            $    (2,434)  $       140   $    (4,489)  $      (451)
                                                           ===========   ===========   ===========   ===========

     Denominator:
     Weighted average shares:        Basic                   1,496,856     1,510,084     1,505,675     1,510,084
     Effect of dilutive securities:  Warrants                        -             -             -             -
                                                           -----------   -----------   -----------   -----------
     Weighted average shares:        Diluted                 1,496,856     1,510,084     1,505,675     1,510,084
                                                           ===========   ===========   ===========   ===========
     Loss per common share:          Basic                 $     (1.63)  $      0.18   $     (2.98)  $     (0.21)
                                                           ===========   ===========   ===========   ===========
     Loss per common share:          Diluted               $     (1.63)  $      0.09   $     (2.98)  $     (0.30)
                                                           ===========   ===========   ===========   ===========


On April 1, 1995, the Company issued a warrant exercisable for 2,000,000 shares of the Company's common stock for a period of ten years from the date of issuance at $1 per share.

On February 1, 1996, the Company issued a warrant exercisable for 300,000 shares of the Company's common stock, for a period of ten years from the date of issuance at $4 per share. These warrants, which could potentially dilute earnings per share in the future, were not included in the diluted computation because the weighted average price per share for the three and nine months ended March 31, 2000 and 1999 did not exceed the exercise price.

As a result of a final distribution process relating to unclaimed bankruptcy-related shares dating from pre-1992, CPT was distributed 23,344 treasury shares on February 8, 2000 at no cost.

ITEM 2: Management's Discussion and Analysis of Financial Condition And Results Of Operations

CPT Holdings is a holding company with no independent operations outside of its operating company, J&L Structural, Inc. which operates in the steel industry through two segments, J&L Structural and Brighton Electric Steel Casting Company ("Brighton"). J&L Structural operates through two separate divisions which includes the Aliquippa division and the Ambridge division. This distinction is due mainly to separate labor contracts which exist among the employees of J&L Structural. The Ambridge division provides finishing services required for certain J&L Structural products that are produced at the Aliquippa division.

Cautionary Statement on Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that any forward-looking statements, including statements regarding the intent, belief, or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to (i) the continuation of the downturn in manufactured housing construction and sales,
(ii) billet costs and other raw material costs may rise as a result of increasing scrap metal pricing and J&L may not have the ability to pass such costs to customers, (iii) the inability of J&L to realize the necessary improvement in plant operating performance projected as a result of the new upgrade, (iv) the level of market acceptance for several new commodity sections being produced as a result of the expanded capabilities of the mill, (v) the anticipated sale of Brighton may not occur soon enough or at all or may result in the realization of less working capital available to J&L than anticipated and
(vi) the severe liquidity constraints on J&L.

Overview

Management believes that unfavorable trends in the markets in which J&L competes, as well as poor operating performance at J&L for most of this fiscal year have put the continuation of operations of J&L as a going concern in substantial doubt. As a result of imbalances in the flow of worldwide steel scrap and finished structural product which occurred during the latter half of 1998, coupled with the introduction of new domestic light structural rolling capacity, J&L has experienced significant pricing pressure in its Junior Beam(R) product line, which accounted for approximately 50% of J&L's total tonnage shipped during the nine-months ended March 31, 2000. In addition, the manufactured housing producers are suffering from inventory management issues resulting in lower volume demand of approximately 20% industry-wide since July 1999. Turmoil in securitizations of sub-standard, asset-backed mortgages which began during 1998, as well as the rapid vertical integration strategy that was pursued by certain of the leaders in the manufactured housing industry, are considered root causes of the current downturn.

J&L responded to these new challenges by pursuing a plan to expand its product line into more commodity sections that are directed to the steel service centers which ultimately supply the construction services industry. Management commissioned a feasibility study late in fiscal 1998 that examined J&L's opportunities in this segment. As a result, management endeavored to commission a partial plant upgrade of J&L's Aliquippa facility that would provide J&L the capability to produce several additional commodity sections and also other quality and process improvement features. Hot commissioning of the plant upgrade took place a few months ago, but not without some unexpected mechanical and control software-related issues. Management believes that most of the significant obstacles have been resolved. However, there remain significant challenges in fully and efficiently utilizing the facility's new equipment. Management has engaged an outside operations consulting group to independently evaluate both plant and administrative operations and practices.

Results of Operations

Net Sales
Net sales for the three month and nine month periods ended March 31 (in 000's):

                             Three Months Ended            Nine Months Ended
                                  March 31,                    March 31,
                              2000        1999             2000        1999
                           ----------  ----------       ----------  ----------
J&L Structural             $   17,679  $   23,957       $   54,982  $   72,966
Brighton                        1,784       1,015            4,676       3,011
                           ----------  ----------       ----------  ----------
Total                      $   19,463  $   24,972       $   59,658  $   75,977
                           ==========  ==========       ==========  ==========

Net sales for three months and nine months ended March 31, 2000 for J&L Structural decreased by 26.2% and 24.6%, respectively, over the comparable periods of the prior year reflecting reduced shipping levels and reductions in sales prices. Tonnage shipped for the three months and nine months ended March 31, 2000 was down 21.4% and 17.3%, respectively, compared to the previous year. Average sales prices for the three months and nine months ended March 31, 2000 for J&L Structural's products decreased by 6.21% and 8.87%, respectively, over the comparable periods in the prior year. The decrease in sales primarily reflects a softening in demand from the manufactured housing industry which has decreased approximately 20% since July 1999, as industry manufacturers ("OEMs") address inventory management issues. Many of the OEMs had aggressively expanded their operations through consolidation and vertical integration over the last few years; however, demand has not kept pace with the increased industry capacity. In addition, certain losses of customer volume in manufactured housing related product have resulted from the highly competitive pricing environment experienced over the most current nine months.

Brighton's sales increased for the current three and nine month periods reflecting the renewed health in the oil and gas exploration and distribution business resulting in increased demand for its core product, piercer points.

Gross Margins
Gross margins for the three month and nine month periods ended March 31, were:

                             Three Months Ended            Nine Months Ended
                                  March 31,                    March 31,
                              2000        1999             2000        1999
                           ----------  ----------       ----------  ----------
J&L Structural                   1.1%       16.2%             5.6%       13.9%
Brighton                        29.8%       22.3%            27.3%       23.8%
                           ----------  ----------       ----------  ----------
Total                            1.7%       16.4%             7.3%       14.3%
                           ==========  ==========       ==========  ==========


Gross margins for the three months and nine months ended March 31, 2000 for J&L Structural declined 15.1% and 8.3%, respectively, in comparison to the same period in the prior year. The decrease in gross margins resulted primarily from the evolution of our Junior Beam(R) product from a more niche oriented product to a commodity product commanding less of a pricing premium. In addition, a significant decrease in production efficiencies over the period, particularly during the second and third fiscal quarters, contributed to the gross margin shortfall. This poor performance resulted from reduced production volume during the period, coupled with start-up difficulties resulting from the recent upgrade at J&L's Aliquippa facility.

Brighton's gross margins for the three and nine month periods increased significantly, primarily due to improved plant utilization as a result of the increased industry demand discussed above.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses for the three months and nine months ended March 31, 2000 decreased by 20.3% and 20.0%, respectively, as compared to prior year results, primarily as a result of nonrecurring consulting fees and legal costs associated with a protracted arbitration proceeding with a furnace builder which was concluded during fiscal 1999.

Interest Expense

Interest expense decreased $16,000 and $240,000 for the three and nine-month periods ended March 31, 2000, respectively, compared to the same period in the prior fiscal year. The decrease was attributable primarily to a lower borrowing rate in the current period under the new senior credit facility and the capitalization of approximately $288,000 in interest expense related to the mill upgrade. The new senior credit agreement which was consummated on June 30, 1999, has a stipulated borrowing rate option based on a Eurodollar rate plus a margin of 2.75% and 3.0% for the revolver and term loan, respectively. J&L's former senior credit facility only provided a prime rate option plus a margin of 1.5% and 2.0% for the revolver and term loan, respectively. Interest rate increases in Europe over the most recent fiscal quarter narrowed this benefit. As a result of our debt agreement defaults described under "Liquidity and Capital Resources", J&L is required to pay default rates of interest under its senior and subordinated debt agreements. In addition, J&L is ineligible to use the Eurodollar rate borrowing option under its senior credit facility. The impact of these higher interest rates will significantly impact fourth quarter interest expense. The continuing impact will be dependent on J&L's ability to negotiate waivers of default and certain prospective covenant amendments to J&L's senior and subordinated credit agreements. No assurances can be given that the Company will be able to do so.

Liquidity and Capital Resources

Net cash flows from operations for the nine months ended March 31, 2000 and 1999 totaled $3,018,000 and $5,399,000, respectively. The decrease in cash flows was primarily attributable to increased operating losses and receivables which impact was partially offset by aggressive management of trade payables. The increase in receivables over June 30, 1999 levels is a result of a 15% increase in days sales outstanding which is currently averaging approximately 33 days.

Net cash used in investing activities for the nine months ended March 31, 2000 and 1999 totaled $10,132,000 and $1,019,000, respectively. During fiscal 2000, J&L commenced an $11.8 million plant upgrade project which is substantially complete. Capital expenditures totaling $8,858,000 have been expended on a life-of-project basis relating to the mill upgrade project, while fiscal 2000 expenditures for the project through March 31, 2000 totaled $8,470,000. Investing activities during the comparable period in the prior year primarily reflect normal maintenance capital spending.

Net cash provided by (used in) financing activities for the nine months ended March 31, 2000 and 1999 totaled $7,132,000 and $(4,337,000), respectively.
During fiscal 2000, net cash flows represent scheduled repayments of $2,130,000 on the senior term and state loans, borrowings of $2,887,000 under the senior lender's revolving credit facility and borrowings of $6,650,000 on long term debt which predominantly represents the capital expenditures line provided with the senior credit agreement. In addition, $275,000 was paid for expenses related to the refinancing of senior debt which occurred on June 30, 1999 and on a new state loan in December 1999. The average borrowing rate approximated 11.4% over the period which was computed excluding the yield impact from amortization of deferred financing costs and capitalized interest.

The senior term loan, revolving loan facility and subordinated term notes include certain provisions which, among other things, require that J&L maintain certain financial ratios, limit the amount of annual capital expenditures, maintain a minimum tangible net worth and limit the amount of shareholder distributions. J&L failed to comply with certain provisions under its senior term loan during the fiscal quarter ended March 31, 2000 by failing to maintain a specified level of minimum tangible net worth. Additionally, J&L failed to comply with certain provisions of its subordinated term notes during the fiscal quarter ended March 31, 2000 by failing to pay accrued interest as scheduled on March 30, 2000, and by failing to maintain certain financial ratios, such as operating cash flow to contractual senior debt service and operating cash flow to contractual total debt service.

J&L's management is currently in discussions with its lenders regarding the current defaults, projected operating results and liquidity. However, due to an inability thus far to secure waivers and prospective debt agreement amendments from its lenders relating to the current defaults, J&L has classified the balance of its outstanding debt as current. As a result of the above mentioned defaults, J&L has been denied the remaining availability under its equipment loan totaling approximately $1.6 million by its senior lender. However, through the date of this Report neither the senior lender nor the subordinated lenders have demanded payment which is a prescribed remedy under their respective credit agreements. Furthermore, through the date of this Report the senior lender has continued to allow J&L to operate under the terms of the revolving loan facility which is based on outstanding levels of trade receivables and inventory. However, no assurances can be given that it will continue to do so.

Cash and cash equivalents at March 31, 2000 and 1999 totaled $135,000 and $80,000, respectively. Cash availability under J&L Structural's revolving loan facility totaled approximately $1,163,000 as of March 31, 2000. The Company's scheduled requirements for use of cash from operations during the next twelve months include approximately $3,940,000 of scheduled principal repayments under the senior term loans and various state loans (not considering the potential for a demand order noticed under any of J&L's credit agreements), $5,000,000 in capital spending comprised of maintenance, new product development, and the finalization of the mill upgrade, and an estimated $6,250,000 of cash interest expense to unaffiliated lenders (not considering default rate interest penalties discussed earlier). Available sources of cash to satisfy the above described requirements will be limited to cash generated from operations and net sales proceeds from the anticipated Brighton sale discussed below. Management is uncertain that the quantity and timing of cash flows from operations and other sources described above will be sufficient to provide J&L with adequate working capital to satisfy its requirements to fund necessary operating expenses, scheduled debt service and capital expenditures during the next twelve months.

Management's plan to address J&L's short-term liquidity issues centers on a possible sale of Brighton and continued cooperation from trade vendors in providing modifications to payment terms. Management has received indications of interest on a sale of the Brighton assets suggesting that a closing by late summer may be feasible. The estimated proceeds from this proposed sale could provide J&L sufficient liquidity for a reasonable period of time during which J&L could work toward necessary improvement in plant operating performance and determine whether the projected level of market acceptance exists for several new commodity sections being produced as a result of the expanded capabilities of the mill. The successful achievement of the foregoing events alone, however, would not guarantee that J&L can continue to meet its outstanding obligations as they come due. Market factors beyond the control of management such as competitive pricing of finished goods, market pricing of raw materials (primarily billets) and cyclical downturns in the end markets served by J&L all have significant impact on operating cash flow. In addition, under the terms of J&L's senior and subordinated debt agreements, a sale of Brighton is not permitted without the consents of the lenders thereunder. J&L's ability to obtain consents for the Brighton transaction cannot be determined until the lenders have had a chance to review the terms of any proposed transaction and address other issues relating to their respective debt agreements. Further, even if consents for a Brighton sale can be secured, no assurances can be given that management will succeed in negotiating with its lenders for the use of all or a significant part of the Brighton sale proceeds for working capital purposes. Management believes that the continuation of operations at J&L as a going concern is highly unlikely without (1) the consummation of the Brighton sale in the near future coupled with an ability to utilize a significant amount of the proceeds therefrom for working capital purposes, (2) significant improvement in plant operating performance and (3) obtaining waivers and prospective debt agreement amendments from both its senior and subordinated lenders. Based on the limited time available to resolve these issues and discussions to date with the Company's lenders, management may determine that a formal reorganization proceeding may provide J&L with its best opportunity to achieve its objective.

Recent Accounting Standards

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Because of the Company's minimal use of derivatives, the Company does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company. The standard will be effective for the Company for the fiscal year beginning July 1, 2000.

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

The Company's primary market risk exposure is that of interest rate risk associated with its various debt instruments. The Company has not entered into any derivative financial instruments to manage its interest rate risks to date.

At March 31, 2000, the Company's total outstanding debt was comprised of fixed interest rate obligations of $31,833,000 and variable interest rate obligations of $31,946,000.

The table below provides information (in thousands of dollars) about the Company's maturity schedule and fair values of its outstanding debt:

                         Variable Rate Debt                                          Fixed Rate Debt
               ----------------------------------------    ---------------------------------------------------------------------

 Year ending    Senior    Equipment  Revolving Loan        Subordinated    Fixed Rate     Unsecured      Deferred     State Loans
   June 30     Term Loan     Loan       Facility            Term Notes   13% Debenture    Revolving      Purchase
                                                                                           Credit       Money Note
                                                                                          Facility

2000          $ 17,191    $  6,238    $   8,517            $   23,000     $    6,730      $    1,000   $      475    $    628
2001                 -           -            -                     -              -               -            -
2002                 -           -    -                             -              -               -            -           -
2003                 -           -            -                     -              -               -            -           -
2004                 -           -            -                     -              -               -            -           -
Thereafter           -           -            -                     -              -               -            -           -
              --------    --------    ---------            ----------     ----------      ----------   ----------    --------
Total         $ 17,191    $  6,238    $   8,517            $   23,000     $    6,730      $    1,000   $      475    $    628
              ========    ========    =========            ==========     ==========      ==========   ==========    ========



Fair Value    $ 17,191    $  6,238    $   8,517            $   23,000     $    6,730      $    1,000   $      475    $    628
              ========    ========    =========            ==========     ==========      ==========   ==========    ========

Based upon the Company's current level of variable rate debt, a 1% increase or decrease in interest rates will cause an approximate $320,000 increase or decrease in annual interest expense. For the nine months ended March 31, 2000, the weighted average interest rate for the variable rate and fixed rate debt was approximately 8.6% and 13.0%, respectively.

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

ITEM 2:  Changes in Securities

      None

ITEM 3:  Defaults Upon Senior Securities

   J&L failed to comply with certain provisions under its senior term loan during the fiscal quarter ended March 31, 2000 by failing to maintain a specified level of minimum tangible net worth. Additionally, J&L failed to comply with certain provisions of its subordinated term notes during the fiscal quarter ended March 31, 2000 by failing to pay accrued interest as scheduled on March 30, 2000, and by failing to maintain certain financial ratios, such as operating cash flow to contractual senior debt service and operating cash flow to contractual total debt service.

   J&L's management is currently in discussions with its lenders regarding the current defaults, projected operating results and liquidity. However, due to an inability thus far to secure waivers and prospective debt agreement amendments from its lenders relating to the current defaults, J&L has classified the balance of its outstanding debt as current. As a result of the above mentioned defaults, J&L has been denied the remaining availability under its equipment loan totaling approximately $1.6 million by its senior lender. However, through the date of this Report neither the senior lender nor the subordinated lenders have demanded payment which is a prescribed remedy under their respective credit agreements. Furthermore, through the date of this Report the senior lender has continued to allow J&L to operate under the terms of the revolving loan facility which is based on outstanding levels of trade receivables and inventory. However, no assurances can be given that it will continue to do so.

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



                                                        CPT HOLDINGS, INC.


      Dated: June 14, 2000                      By: /s/ William L. Remley
                                                   -------------------------
                                                        William L. Remley,
                                                        President & Treasurer